Form 10-Q
period 1995-09-30
SAFETYTEK CORP
filed 1995-11-13
CIK 806168

                    U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                       OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                               ------    ------

                         COMMISSION FILE NUMBER 0-15963

                              SAFETYTEK CORPORATION
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                   77-0115161
              --------                                   ----------

     (State or other jurisdiction                       (IRS Employer
          of incorporation)                          Identification No.)



                 49050 MILMONT DRIVE, FREMONT, CALIFORNIA 94538
                 ----------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                            TELEPHONE: (510) 226-9600
                            -------------------------
                         (Registrant's telephone number)

          -----------------------------------------------------------


Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the issuer's Common Stock, par value $.0008 per share, at September 30, 1995 was 3,210,093 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SAFETYTEK CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,
                                                                                        1995
                                                                SEPTEMBER 30,      (DERIVED FROM
                                                                    1995         AUDITED FINANCIAL
                                                                 (UNAUDITED)        STATEMENTS)
                                                                 -----------        ----------
                                                  ASSETS
Current assets:
   Cash and cash equivalents                                     $   147,700            321,600
   Trade receivables, net                                          6,304,300          6,199,600
   Inventories                                                     5,002,200          5,082,400
   Deferred taxes                                                    519,500            519,500
   Prepaid expenses and other current assets                         484,400            456,500
                                                                 -----------         ----------

        Total current assets                                      12,458,100         12,579,600

Property and equipment, net                                        2,580,300          2,516,600
Intangible and other assets                                        4,731,100          4,763,900
                                                                 -----------         ----------

                                                                 $19,769,500         19,860,100
                                                                 ===========         ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued expenses                                              $ 1,601,900          1,967,200
   Accounts payable                                                1,428,800          1,343,500
   Current portion of long-term debt and
     bank borrowings                                               1,566,500          2,483,300
   Income taxes payable                                              634,800            267,800
   Other                                                              70,000             90,300
                                                                 -----------         ----------

        Total current liabilities                                  5,302,000          6,152,100

   Long-term debt, excluding current portion                         836,900            926,400
   Deferred Income Taxes                                             165,500            165,500
                                                                 -----------         ----------

        Total liabilities                                          6,304,400          7,244,000

Stockholders' equity:
  Common stock                                                         2,600              2,600
  Additional paid-in capital                                      12,435,400         12,406,500
  Retained Earnings                                                1,027,100            207,000
                                                                 -----------         ----------

        Total stockholders' equity                                13,465,100         12,616,100

Commitments and contingencies
                                                                 $19,769,500         19,860,100
                                                                 ===========         ==========

See accompanying notes to consolidated financial statements.

                              SAFETYTEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   1995                  1994
                                                   ----                  ----
Sales                                          $ 7,842,000            7,587,400
Cost of goods sold                               3,892,000            3,660,500
                                               -----------            ---------

  Gross Profit                                   3,950,000            3,926,900

Operating expenses:
  Selling, general
    and administrative                           2,184,500            2,398,900
  Research and experimental                        467,800              474,400
                                               -----------            ---------

  Total operating expenses                       2,652,300            2,873,300

  Income from operations                         1,297,700            1,053,600

Other income (expense):

  Interest expense                                 (59,000)             (29,500)
  Other, net                                         3,900                5,300
                                               -----------            ---------

  Income before income taxes                     1,242,600            1,029,400

Income tax expense                                 422,500              370,700
                                               -----------            ---------

   Net income                                  $   820,100              658,700
                                               ===========            =========

Net income per common share
 and common share equivalent                   $       .24                  .20
                                               ===========            =========

Weighted average common shares
 outstanding                                     3,460,332            3,358,085
                                               ===========            =========

See accompanying notes to consolidated financial statements.

                              SAFETYTEK CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                          1995            1994
                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   820,100       658,700
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                         132,100       124,300
      Change in operating assets and liabilities:
          Trade receivables                              (104,700)     (538,900)
          Inventories                                      80,200      (156,300)
          Prepaid expenses and other current assets       (27,900)     (141,200)
          Accrued expenses                               (365,300)      195,300
          Accounts payable                                 85,300       351,200
          Income taxes payable                            367,000       185,000
          Other current liabilities                       (20,300)       21,200
                                                      -----------    -----------

   Net cash provided by operating activities              966,500       699,300
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                     (163,000)     (229,800)
                                                      -----------    -----------

   Net cash used by investing activities                 (163,000)     (229,800)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                        28,900         7,500
  Bank borrowings                                       1,125,000       518,800
  Principal payments under acquisition notes
   payable, long term debt and other                   (2,131,300)   (1,058,100)
                                                      -----------    -----------

   Net cash used in financing activities                 (977,400)     (531,800)
                                                      -----------    -----------

Net decrease in cash and cash equivalents                (173,900)      (62,300)
Cash and cash equivalents at beginning of period          321,600       215,700
                                                      -----------    -----------

Cash and cash equivalents at end of period            $   147,700       153,400
                                                      ===========    ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
     Income taxes                                     $     5,000       378,800
                                                      ===========    ==========
     Interest                                         $    61,815        29,500
                                                      ===========    ==========

See accompanying notes to consolidated financial statements.

                              SAFETYTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated balance sheet as of September 30, 1995; and the related consolidated statements of operations for the three-month periods ended September 30, 1995 and 1994; and the consolidated statements of cash flows for the three-month periods ended September 30, 1995 and 1994 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995 AND 1994

Sales

         Sales increased 3.36% for the three month period ended September 30, 1995 as compared to the same periods in fiscal 1995. The increase was primarily the result of increased volume from the Company's gas detection business which was attributable to strong demand for the "MicroMax" portable multi-gas monitor. The increase in the Company's gas detection business offset a decline in sales volume at the Company's patient safety monitoring and oxygen monitoring businesses. Sales at the patient safety monitoring business were negatively affected by the delay in receiving FDA approval for its new non-invasive blood pressure monitor in the first quarter of fiscal 1996 as planned. The Company believes that FDA approval will be forthcoming. In the first quarter of fiscal 1996, the Company's oxygen monitoring business experienced manufacturing yield problems which resulted in lower sales volume and higher manufacturing costs.

Gross Profit

         Gross profit margin decreased to 50.4% in the first quarter of fiscal 1996 from 51.8% in the first quarter of fiscal 1995. This decrease was principally due to the manufacturing yield problems at the Company's oxygen monitoring business.

Operating Expenses

         Selling, general and administrative expenses for the three month period ended September 30, 1995 decreased 8.9% from the previous fiscal period. Selling, general and administrative expenses were 27.9% of sales in the first three months of fiscal 1996 compared with 31.6% for the same periods of fiscal 1995. The decrease in these expenditures was largely attributable to lower sales commission expenses due to the lower than anticipated sales at the Company's patient safety monitoring business.

         Research and experimental expenses remained stable at approximately 6.0% of sales for the three month period ended September 30, 1995 as the Company continues its efforts in developing the next generation of its multi-parameter vital signs monitor and other vital signs monitoring products.

Other Income and Expense

         Interest expense increased to $59,000 in the first three months of fiscal 1996 compared to $29,500 in the first three months of fiscal 1995. This increase reflected the increased borrowings on the Company's revolving bank line of credit.

Provision for Income Taxes

         The effective tax rate for the three months ended September 30, 1995 was 34.0% compared with 36.0% for same period in fiscal 1995. This reduction in the effective tax rate was principally due to the review and subsequent beneficial changes in the Company's state income tax filing status in the various state tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 30, 1995 increased to $7,156,100 compared with $6,427,500 at June 30, 1995. Cash and cash equivalents at September 30, 1995 were $147,700 compared with $321,600 at June 30, 1995. Net cash provided from operating activities was $966,500 for the three months ended September 30, 1995 compared with $699,300 for the three months ended September 30, 1994 as net income and depreciation along with an increase in income taxes payable and accounts payable and a decrease in inventories more than offset increases in trade receivables and a decrease in accrued expenses. Capital expenditures were $163,000 for the three months ended September 30, 1995 compared to $229,800 for the first three months of fiscal 1995.

         In fiscal 1993, the Company purchased 80% of the outstanding common stock of Invivo Research, Inc. The agreement provided for a contingent payment resulting in an initial payment of $1,000,000 made on July 15, 1994 and a final payment of $2,000,000 paid on July 15, 1995. In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research, Inc. shares. The contingent purchase price for such shares is to be paid in one or more installments. One-fifth of the price "vests" on each of January 1, 1996, 1997 and 1998 and two-fifths vest on January 1, 1999. The former Invivo shareholders can make one election each year beginning in 1996 to be paid any vested payment. The amount of any payment is based on the after tax profits of Invivo for the calendar year preceding the year that the payment is made, regardless of when the payment vested, subject to a minimum share price if certain milestones are achieved. The former Invivo shareholders must, generally, elect to receive a payment in any calendar year by giving notice to the Company by March of that year and the payment so elected is to be made on June 1 of that year. The payments are to be made in cash, but if the shareholders require that more than one-fifth of the payments be made in any year, the Company can elect to make the excess amount of the payment in the form of its shares.

         Bank borrowings increased $1,125,000 in the first three months of fiscal 1996 as the contingent payment of $2,000,000 was made on July 15, 1995 in connection with the Invivo Research acquisition. The Company's revolving bank line of credit and $406,250 acquisition related term loan are collateralized by the Company's accounts receivable, inventory, and equipment. At September 30, 1995, $1,125,000 was outstanding on the $3,000,000 revolving line of credit.

         The Company believes that its cash flow from operations and amounts available from the bank line of credit will be adequate to meet its anticipated cash needs for working capital and capital expenditures through the end of fiscal 1996. The Company will continue to explore opportunities for the possible acquisitions of technologies or businesses, which may require the Company to seek additional financing.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:
         None.

ITEM 2:  CHANGES IN SECURITIES:
         None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:
         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
         None.

ITEM 5:  OTHER INFORMATION:
         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits:

               11.1   Statement of computation of net income per share

         (b) Reports on Form 8-K:
             None.

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SAFETYTEK CORPORATION

Date: November 13, 1995                              By:/S/ John F. Glenn
                                                        -----------------
                                                  Vice President-Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

EXHIBIT 11.1

SAFETYTEK CORPORATION STATEMENT OF COMPUTATION OF NET INCOME PER SHARE


                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                            1995         1994
                                            ----         ----
     Net income                           $  820,100     658,700
                                          ==========   =========


     Computation of weighted
     common and common equivalent
     shares outstanding:

        Common Stock                       3,203,535   3,180,835

        Common Stock
         equivalents                         256,797     177,250
                                          ----------   ---------

     Weighted common and common
     equivalent shares used
     in the calculation of
     income per share                      3,460,332   3,358,085
                                          ==========   =========

     Net income per common and
     common equivalent share              $     0.24        0.20
                                          ==========   =========

EXHIBIT           EXHIBIT DESCRIPTION
  NO.

Ex-27           Financial Data Schedule