Form 10-Q
period 1995-12-31
SAFETYTEK CORP
filed 1996-02-09
CIK 806168

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-15963


                              SAFETYTEK CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 77-0115161
               --------                                 ----------
     (State or other jurisdiction             (IRS Employer Identification No.)
          of incorporation)

                 49050 MILMONT DRIVE, FREMONT, CALIFORNIA 94538
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                            TELEPHONE: (510) 226-9600
                            -------------------------
                         (Registrant's telephone number)

              -----------------------------------------------------


Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the issuer's Common Stock, par value $.0008 per share, at December 31, 1995 was 3,216,268 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SAFETYTEK CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                                        1995
                                                      DECEMBER 31,   (DERIVED FROM
                                                         1995        AUDITED FINANCIAL
                                                      (UNAUDITED)     STATEMENTS)
                                                      -----------     ----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                          $   134,700        321,600
   Trade receivables, net                               6,285,800      6,199,600
   Inventories                                          5,170,400      5,082,400
   Deferred income taxes                                  519,500        519,500
   Prepaid expenses and other current assets              475,100        456,500
                                                      -----------     ----------

        Total current assets                           12,585,500     12,579,600

Property and equipment, net                             2,644,700      2,516,600
Intangible and other assets                             4,698,300      4,763,900
                                                      -----------     ----------
                                                      $19,928,500     19,860,100
                                                      ===========     ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued expenses                                   $ 1,637,000      1,967,200
   Accounts payable                                     1,537,700      1,343,500
   Current portion of long-term debt and
     bank borrowings                                      949,600      2,483,300
   Income taxes payable                                   489,100        267,800
   Other                                                   54,300         90,300
                                                      -----------     ----------

        Total current liabilities                       4,667,700      6,152,100

   Long-term debt, excluding current portion              747,100        926,400
   Deferred income taxes                                  165,500        165,500
                                                      -----------     ----------
        Total liabilities                               5,580,300      7,244,000

Stockholders' equity:
  Common stock                                              2,600          2,600
  Additional paid-in capital                           12,457,500     12,406,500
  Retained earnings                                     1,888,100        207,000
                                                      -----------     ----------

        Total stockholders' equity                     14,348,200     12,616,100

Commitments and contingencies
                                                      $19,928,500     19,860,100
                                                      ===========     ==========

See accompanying note to consolidated financial statements.

                              SAFETYTEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994 AND
                 THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                      DECEMBER 31,                  DECEMBER 31,
                                  1995           1994          1995            1994
                                  ----           ----          ----            ----
Sales                          $ 7,865,200     7,463,300     15,707,100     15,050,700
Cost of goods sold               3,787,600     3,717,400      7,679,600      7,377,900
                               -----------    ----------    -----------    -----------

  Gross profit                   4,077,600     3,745,900      8,027,500      7,672,800

Operating expenses:
  Selling, general
    and administrative           2,250,800     2,178,800      4,435,400      4,577,700
  Research and experimental        504,800       416,300        972,500        890,700
                               -----------    ----------    -----------    -----------

  Total operating expenses       2,755,600     2,595,100      5,407,900      5,468,400

  Income from operations         1,322,000     1,150,800      2,619,600      2,204,400

Other income (expense):

  Interest expense                 (41,800)      (28,200)      (100,800)       (57,700)
  Other, net                        24,300        28,600         28,300         33,900
                               -----------    ----------    -----------    -----------

  Income before income taxes     1,304,500     1,151,200      2,547,100      2,180,600

Income tax expense                 443,500       414,500        866,000        785,200
                               -----------    ----------    -----------    -----------

   Net income                  $   861,000       736,700      1,681,100      1,395,400
                               ===========    ==========    ===========    ===========

Net income per common share    $       .25           .22            .49            .42
                               ===========    ==========    ===========    ===========

Weighted average common
 shares outstanding              3,467,398     3,365,169      3,463,864      3,361,627
                               ===========    ==========    ===========    ===========


See accompanying notes to consolidated financial statements.

                              SAFETYTEK CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                   SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                                             1995          1994
                                                             ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 1,681,100       1,395,400
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                           273,600         247,200
      Change in operating assets and liabilities:
          Trade receivables                                 (86,200)       (538,500)
          Inventories                                       (88,000)       (315,300)
          Prepaid expenses and other current assets         (18,600)       (114,700)
          Accrued expenses                                 (330,200)       (118,900)
          Accounts payable                                  194,200         456,900
          Income taxes payable                              221,300          13,500
          Other current liabilities                         (36,000)            200
                                                        -----------      ----------

   Net cash provided by operating activities              1,811,200       1,025,800
                                                        -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                       (336,100)       (420,100)
                                                        -----------      ----------

   Net cash used by investing activities                   (336,100)       (420,100)
                                                        -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                          51,000           7,500
  Bank borrowings                                           550,000         427,500
  Principal payments under acquisition notes
   payable, long term debt and other                     (2,263,000)     (1,099,100)
                                                        -----------      ----------

   Net cash used in financing activities                 (1,662,100)       (664,100)
                                                        -----------      ----------

Net decrease in cash and cash equivalents                  (186,900)        (58,400)
Cash and cash equivalents at beginning of period            321,600         215,700
                                                        -----------      ----------
Cash and cash equivalents at end of period              $   134,700         157,300
                                                        ===========      ==========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                       $   463,000         794,500
                                                        ===========      ==========
     Interest                                           $   100,800          57,700
                                                        ===========      ==========


See accompanying note to consolidated financial statements.

                              SAFETYTEK CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated balance sheet as of December 31, 1995; and the related consolidated statements of operations for the six-month periods ended December 31, 1995 and 1994; and the consolidated statements of cash flows for the six-month periods ended December 31, 1995 and 1994 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIOD ENDED DECEMBER 31, 1995 AND 1994

Sales

         Sales increased 5.4% and 4.4%, respectively, for the three and six month periods ended December 31, 1995 as compared to the same periods in fiscal 1995. The increase was the result of increased volume from the Company's gas detection business which was attributable to strong demand for the "MicroMax" portable multi-gas monitor. Sales volume at the Company's patient safety monitoring business was essentially unchanged for the three month period ended December 31, 1995 as compared to the same period in fiscal 1995 and was down slightly for the first six months of fiscal 1996 as compared to the prior year period. Sales of the Company's existing non-MRI monitors were negatively affected by the delay in receiving FDA approval for its new non-invasive blood pressure monitor, which had been anticipated in the summer of 1995 but was not received until late November, 1995. Sales of the older non-MRI vital signs monitors have also been affected by the upcoming introduction of the Company's new multi-parameter vital signs monitor. The new monitor is currently under review by the FDA and is expected to be introduced later this fiscal year.

Gross Profit

         Gross profit margin increased to 51.8% in the second quarter of fiscal 1996 from 50.2% in the second quarter of fiscal 1995. This increase was due principally to the increased sales volume and higher gross margins at the Company's gas detection business. For the six months ended December 31, 1995, the Company's gross profit margin remained stable at approximately 51% as the increased sales volume and higher gross margins at the Company's gas detection business offset higher manufacturing costs at the Company's oxygen monitoring business.

Operating Expenses

         Selling, general and administrative expenses were 28.6% and 28.2% of sales in the three and six month periods of fiscal 1996 compared with 29.2% and 30.4% for the same periods of fiscal 1995. The decrease in these expenditures as a percentage of sales was principally the result of spreading of fixed operating expenses over the higher sales volume at the gas detection business. Selling, general and administrative expenses for the three month period ended December 31, 1995 increased 3.3% over the prior year period. The increase in these expenditures was attributable to higher administrative expenses at the patient safety monitoring business.

         Research and experimental expenses were 6.4% and 6.2% of sales for the three and six month periods ended December 31, 1995 compared to 5.6% and 5.9% for the same periods in fiscal 1995. The increase in aggregate research and experimental expenses for the three and six month periods ended December 31, 1995 was due to higher research and experimental expenditures on behalf of the patient safety monitoring business as the Company continues its efforts in developing the next generation of its multi-parameter vital signs monitor and other vital signs monitoring products.

Other Income and Expense

         Interest expense of $100,800 in the first six months of fiscal 1996 reflected the interest expense incurred from the Company's revolving bank line of credit and acquisition related term loan and the interest portion of the Company's mortgage on the patient safety monitoring facility.

Provision for Income Taxes

         The effective tax rate for the first six months of fiscal 1996 was 34.0% compared with 36.0% for same period in fiscal 1995. This reduction in the effective tax rate was principally due to the review and subsequent beneficial changes in the Company's state income tax filing status in certain state tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 1995 increased to $7,917,800 compared with $6,427,500 at June 30, 1995. Cash and cash equivalents at December 31, 1995 were $134,700 compared with $321,600 at June 30, 1995. Net cash provided by operating activities was $1,811,200 for the six months ended December 31, 1995 compared with $1,025,800 for the six months ended December 31, 1994 as net income and depreciation along with an increase in income taxes payable and accounts payable more than offset increases in trade receivables, inventories, and a decrease in accrued expenses. Capital expenditures were $336,100 for the six months ended December 31, 1995 compared to $420,100 for the first six months of fiscal 1995.

         In fiscal 1993, the Company purchased 80% of the outstanding common stock of Invivo Research, Inc. The agreement provided for a contingent payment resulting in an initial payment of $1,000,000 made on July 15, 1994 and a final payment of $2,000,000 paid on July 15, 1995. In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research, Inc. shares. The contingent purchase price for such shares is to be paid in one or more installments. One-fifth of the price "vests" on each of January 1, 1996, 1997 and 1998 and two-fifths vest on January 1, 1999. The former Invivo shareholders can make one election each year beginning in 1996 to be paid any vested payment. The amount of any payment is based on the after tax profits of Invivo for the calendar year preceding the year that the payment is made, regardless of when the payment vested, subject to a minimum share price if certain milestones are achieved. The former Invivo shareholders must, generally, elect to receive a payment in any calendar year by giving notice to the Company by March of that year and the payment so elected is to be made on June 1 of that year. The payments are to be made in cash, but if the shareholders require that more than one-fifth of the payments be made in any year, the Company can elect to make the excess amount of the payment in the form of its shares. Based on the 1995 calendar year results for Invivo and assuming no subsequent changes to the financial statements for the referenced period, the approximate payment on June 1, 1996, if so elected by the former Invivo shareholders, would be $980,000.

         Bank borrowings increased $550,000 in the first six months of fiscal 1996 as the contingent payment of $2,000,000 was made on July 15, 1995 in connection with the Invivo Research acquisition. The Company's revolving bank line of credit and $325,000 acquisition related term loan are collateralized by the Company's accounts receivable, inventory, and equipment. In December 1995, the Company renewed the bank line of credit to December 1, 1996 and increased the amount under the revolving line of credit from $3,000,000 to $4,000,000. At December 31, 1995, $550,000 was outstanding on the line of credit.

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

ITEM 1:  LEGAL PROCEEDINGS:
         None.

ITEM 2:  CHANGES IN SECURITIES:
         None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:
         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
         At the Annual Meeting of Stockholders of the Company held on December 6, 1995 the stockholders:

         1. Elected all of the nominees for Director for the ensuing year as follows:

         Name                      For              Against           Abstain
         ----                      ---              -------           -------
         Ernest Goggio           2,843,910             0                461
         James Hawkins           2,843,910             0                461
         George Sarlo            2,843,910             0                461
         Paul Kutler             2,843,910             0                461

         2. Ratified the selection of KPMG Peat Marwick LLP as independent certified accountants for the Company, with the number of shares voted in favor of the ratification being 2,844,371; the number of shares voted against being 480; and the number of abstentions being 1,425.

ITEM 5:  OTHER INFORMATION:
         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    See Exhibit Index included herein on page 9.

         (b)    Reports on Form 8-K:
                None.

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SAFETYTEK CORPORATION

Date: February 9 , 1996                          By:/S/  John F. Glenn
                                                    ------------------
                                                 Vice President-Finance
                                                 and Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                              SAFETYTEK CORPORATION

                                INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION OF EXHIBIT

10.19 Amended and Restated Credit Agreement between First Interstate Bank of California and SafetyTek Corp. dated December 21, 1995.

11.1                  Statement of computation of net income per share

27.0                  Financial Data Schedule