Form 10-Q
period 1996-03-31
SAFETYTEK CORP
filed 1996-05-14
CIK 806168

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549
                           ___________________________

                                    FORM 10-Q

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-15963


                              SAFETYTEK CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                       77-0115161
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation)

                  4900 HOPYARD RD. PLEASANTON, CALIFORNIA 94588
               (Address of principal executive offices) (Zip Code)

                            TELEPHONE: (510) 468-7600
                         (Registrant's telephone number)

             ______________________________________________________


Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes /X/ No / /

The number of shares outstanding of the issuer's Common Stock, par value $.0008 per share, at March 31, 1996 was 3,225,993 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SAFETYTEK CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,
                                                                    1995
                                                   March 31,    (Derived from
                                                    1996      audited financial
                                                 (Unaudited)      statements)
                                                 -----------      -----------

                                     ASSETS
Current assets:
   Cash and cash equivalents                    $   202,600        321,600
   Trade receivables, net                         6,815,200      6,199,600
   Inventories                                    5,791,900      5,082,400
   Deferred income taxes                            519,500        519,500
   Prepaid expenses and other current assets        432,100        456,500
                                                    -------        -------

        Total current assets                     13,761,300     12,579,600

Property and equipment, net                       2,652,600      2,516,600
Intangible and other assets                       5,628,100      4,763,900
                                                  ---------      ---------

                                                $22,042,000     19,860,100
                                                ===========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued expenses                             $ 1,606,300      1,967,200
   Accounts payable                               1,700,600      1,343,500
   Current portion of long-term debt and
     bank borrowings                              2,155,000      2,483,300
   Income taxes payable                             489,100        267,800
   Other                                            115,100         90,300
                                                -----------     ----------

        Total current liabilities                 6,066,100      6,152,100

   Long-term debt, excluding current portion        738,300        926,400
   Deferred income taxes                            165,500        165,500
                                                -----------     ----------

        Total liabilities                         6,969,900      7,244,000

Stockholders' equity:
  Common stock                                        2,600          2,600
  Additional paid-in capital                     12,490,600     12,406,500
  Retained earnings                               2,578,900        207,000
                                                -----------     ----------

        Total stockholders' equity               15,072,100     12,616,100

Commitments and contingencies

                                                $22,042,000     19,860,100
                                                ===========     ==========


See accompanying note to consolidated financial statements.

                              SAFETYTEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995 AND
                  THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                         MARCH 31,                  MARCH 31,
                                    1996         1995           1996          1995
                                    ----         ----           ----          ----

Sales                            $7,905,000     8,525,400     23,612,100    23,576,100
Cost of goods sold                3,876,900     4,093,500     11,556,600    11,471,400
                                 ----------     ---------     ----------    ----------

  Gross profit                    4,028,100     4,431,900     12,055,500    12,104,700

Operating expenses:
  Selling, general
    and administrative            2,448,300     2,486,200      6,883,700     7,063,900
  Research and experimental         541,400       454,400      1,513,900     1,345,100
                                 ----------     ---------     ----------    ----------

  Total operating expenses        2,989,700     2,940,600      8,397,600     8,409,000

  Income from operations          1,038,400     1,491,300      3,657,900     3,695,700

Other income (expense):
  Interest expense                  (28,300)      (29,000)      (129,000)      (86,700)
  Other, net                         36,600        28,900         64,900        62,800
                                 ----------     ---------     ----------    ----------

  Income before income taxes      1,046,700     1,491,200      3,593,800     3,671,800

Income tax expense                  355,900       551,900      1,221,900     1,337,100
                                 ----------     ---------      ---------    ----------
   Net income                    $  690,800       939,300      2,371,900     2,334,700
                                 ----------     ---------     ----------    ----------

Net income per common share      $      .20           .28            .69           .69
                                 ==========     =========     ==========    ==========
Weighted average common
 shares outstanding               3,455,830     3,402,840      3,461,187     3,375,353
                                 ==========     =========     ==========    ==========



See accompanying note to consolidated financial statements.

                              SAFETYTEK CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                    NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                            1996          1995
                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 2,371,900     2,334,700
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation and amortization                          435,400       383,500
      Change in operating assets and liabilities:
          Trade receivables                               (615,600)   (1,065,400)
          Inventories                                     (709,500)     (844,100)
          Prepaid expenses and other current assets         24,400       (12,800)
          Accrued expenses                                (360,900)     (114,100)
          Accounts payable                                 357,100       501,900
          Income taxes payable                             221,300       113,700
          Other current liabilities                         24,800        23,600
                                                       -----------    ----------

   Net cash provided by operating activities             1,748,900     1,321,000
                                                       -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for business acquired                             (963,400)      (25,000)
Capital expenditures                                      (472,200)     (633,200)
                                                       -----------    ----------

   Net cash used by investing activities                (1,435,600)     (658,200)
                                                        ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                         84,100        29,700
  Bank borrowings                                          915,000       416,300
  Principal payments under acquisition notes
   payable, long term debt and other                    (1,431,400)   (1,185,800)
                                                         ---------     ---------

   Net cash used in financing activities                  (432,300)     (739,800)
                                                         ---------     ---------

Net decrease in cash and cash equivalents                 (119,000)      (77,000)
Cash and cash equivalents at beginning of period           321,600       215,700
                                                         ---------     ---------

Cash and cash equivalents at end of period             $   202,600       138,700
                                                       ===========     =========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                      $   951,800     1,227,500
                                                       ===========    ==========
     Interest                                          $   129,100        86,700
                                                       ===========    ==========



See accompanying note to consolidated financial statements.

                              SAFETYTEK CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

          The consolidated balance sheet as of March 31, 1996 and the related consolidated statements of operations for the nine month periods ended March 31, 1996 and 1995; and the consolidated statements of cash flows for the nine month periods ended March 31, 1996 and 1995 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIOD ENDED MARCH 31, 1996 AND 1995

Sales

         Sales decreased 7.3% for the three month period ended March 31, 1996 as compared to the same period in fiscal 1995. The decrease was primarily the result of a decline in sales of the Company's MRI vital signs monitors at its patient safety monitoring business as compared to the prior year period. In addition, sales of the older non-MRI vital signs monitors have been affected by the upcoming introduction of the Company's new multi-parameter vital signs monitor. The new monitor received FDA approval in April, 1996 and will be introduced in July, 1996. Sales for the nine month period ended March 31, 1996 were essentially unchanged as compared to the same period in fiscal 1995. Strong sales growth for the Company's "MicroMax" portable multi-gas monitor at its gas detection business offset the sales declines at the patient safety monitoring business and oxygen monitoring business in the nine month period.

Gross Profit

         Gross profit margin decreased to 51.0% in the third quarter of fiscal 1996 from 52.0% in the third quarter of fiscal 1995. This decrease was due principally to the decreased sales volume at the Company's patient safety monitoring business. For the nine months ended March 31, 1996, the Company's gross profit margin remained stable at approximately 51% as the increased sales volume and higher gross margins at the Company's gas detection business offset the lower gross margins at the patient safety monitoring business.

Operating Expenses

         Selling, general and administrative expenses were 31.0% and 29.2% of sales in the three and nine month periods of fiscal 1996 compared with 29.2% and 30.0% for the same periods of fiscal 1995. The increase in these expenditures as a percentage of sales for the three months ended March 31, 1996 was principally the result of the spreading of fixed general and administrative expenses over the lower sales volume at the patient safety monitoring business. Selling, general and administrative expenses for the nine month period ended March 31, 1996 decreased $180,200 or 2.6% over the prior year period largely due to lower sales commission expenses associated with the lower sales volume at the patient safety monitoring business. In connection with the introduction of its new multi-parameter vital signs monitor, the Company intends to significantly increase selling, general and administrative expenses over the next twelve months.

         Research and experimental expenses were 6.8% and 6.4% of sales for the three and nine month periods ended March 31, 1996 compared to 5.3% and 5.7% for the same periods in fiscal 1995. The increase in aggregate research and experimental expenses for the three and nine month periods ended March 31, 1996 was due to higher research and experimental expenditures on behalf of the patient safety monitoring business as the Company continues its efforts in developing and enhancing its new multi-parameter vital signs monitor and other vital signs monitoring products.

Other Income and Expense

         Interest expense of $129,000 in the first nine months of fiscal 1996 reflected the interest expense incurred from the Company's revolving bank line of credit and acquisition related term loan and the interest portion of the Company's mortgage on the patient safety monitoring facility.

Provision for Income Taxes

         The effective tax rate for the first nine months of fiscal 1996 was 34.0% compared with 36.4% for same period in fiscal 1995. This reduction in the effective tax rate was principally due to the review and subsequent beneficial changes in the Company's state income tax filing status in certain states.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 1996 increased to $7,695,200 compared with $6,427,500 at June 30, 1995. Cash and cash equivalents at March 31, 1996 were $202,600 compared with $321,600 at June 30, 1995. Net cash provided by operating activities was $1,748,900 for the nine months ended March 31, 1996 compared with $1,321,000 for the nine months ended March 31, 1995 as net income and depreciation along with an increase in income taxes payable and accounts payable more than offset increases in trade receivables, inventories, and a decrease in accrued expenses. Capital expenditures were $472,200 for the nine months ended March 31, 1996 compared to $633,200 for the first nine months of fiscal 1995.

         In fiscal 1993, the Company purchased 80% of the outstanding common stock of Invivo Research, Inc. The agreement provided for a contingent payment resulting in an initial payment of $1,000,000 made on July 15, 1994 and a final payment of $2,000,000 paid on July 15, 1995. In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research, Inc. shares. The contingent purchase price for such shares is to be paid in one or more installments. One-fifth of the price "vests" on each of January 1, 1996, 1997 and 1998 and two-fifths vest on January 1, 1999. The former Invivo shareholders can make one election each year beginning in 1996 to be paid any vested payment. The amount of any payment is based on the after tax profits of Invivo for the calendar year preceding the year that the payment is made, regardless of when the payment vested, subject to a minimum share price if certain milestones are achieved. The former Invivo shareholders must, generally, elect to receive a payment in any calendar year by giving notice to the Company by March of that year and the payment so elected is to be made on June 1 of that year. The payments are to be made in cash, but if the shareholders require that more than one-fifth of the payments be made in any year, the Company can elect to make the excess amount of the payment in the form of its shares. The Company was informed in March of this year that the former Invivo shareholders would elect to be paid on their first installment. Based on the 1995 calendar year results for Invivo and assuming no subsequent changes to the financial statements for the referenced period, the payment on June 1, 1996, will be approximately $960,000.

         Bank borrowings increased $915,000 in the first nine months of fiscal 1996 as the contingent payment of $2,000,000 was made on July 15, 1995 in connection with the Invivo Research acquisition. The Company's revolving bank line of credit and $243,750 acquisition related term loan are collateralized by the Company's accounts receivable, inventory, and equipment. In December 1995, the Company renewed the bank line of credit to December 1, 1996 and increased the amount under the revolving line of credit from $3,000,000 to $4,000,000. At March 31, 1996, $915,000 was outstanding on the line of credit.

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

OUTLOOK. The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

         In April, 1996 the Company's Invivo Research subsidiary received FDA approval to market its new portable multi-parameter vital signs monitor. The Company believes this product will enable it to expand from its current MRI monitoring market niche into the much larger mainstream patient monitoring market. The Company expects this product to have a substantial impact on future revenue growth and that its future financial results will to a large extent depend on the success of this product. In connection with the introduction of the new vital signs monitor, the Company intends to significantly expand its direct domestic sales force and increase associated marketing expenses in the next twelve months. Based on typical sales cycles in the patient monitoring industry, the Company does not expect to receive orders for this product prior to the second quarter of fiscal 1997. Therefore, the Company's operating results for the upcoming fourth quarter and the first quarter of fiscal 1997 may be below those of prior fiscal periods.

         The success of this new product will be dependent on a variety of factors, some of which may be beyond the control of the Company. Among the factors that could influence the success of this new product are: economic conditions affecting the healthcare industry and general economy; successful integration of the planned expansion of the Company's direct sales force; adoption of an appropriate marketing program for the new product; competitive factors, such as competitor's new products and pricing pressures; and manufacturing ramp and capacity. There can be no assurance that the Company will achieve the desired level of success from this new product.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:
         None.

ITEM 2:  CHANGES IN SECURITIES:
         None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:
         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
         None.

ITEM 5:  OTHER INFORMATION:
         On April 1, 1996, the Company sold its wholly-owned subsidiary, Gamma Instruments, Inc. Payment was primarily on deferred terms.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         (a)     See Exhibit Index included herein on page 9.

         (b)     Reports on Form 8-K:
                 None.

                              SAFETYTEK CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION OF EXHIBIT

10.20 Lease between Lincoln-Whitehall Realty LLC and SafetyTek Corporation for the 5696 Stewart Ave. Fremont, CA facility

11.1                 Statement of computation of net income per share

27.0                 Financial Data Schedule

                                   SIGNATURES

          In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SAFETYTEK CORPORATION




Date: May 15 , 1996           By  \S\ John F. Glenn
                                  ----------------------------
                              Vice President-Finance
                              and Chief Financial
                              Officer
                              (Principal Financial and
                              Accounting Officer)