Form 10-K
period 1996-06-30
INVIVO CORP
filed 1996-09-27
CIK 806168

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended JUNE 30, 1996

                                       OR

_________Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number    0-15963

                               INVIVO CORPORATION
                    (Exact name as specified in its charter)

       DELAWARE                                                  77-0115161
(State or other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

4900 HOPYARD RD. #210 PLEASANTON, CALIFORNIA                            94588
(Address of principal executive offices)                              (Zip Code)

                     Issuer's telephone number: 510-468-7600
      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  COMMON STOCK

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of registrant's voting Common Stock held by non-affiliates of the registrant was approximately $24,315,400 (computed on the basis of the closing sale price of a share of Common Stock on September 18, 1996 as reported by the Nasdaq Stock Market).

There were 3,233,993 shares of the registrant's Common Stock, $.0008 par value, outstanding on September 18, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later that 120 days after the end of the fiscal year (June 30, 1996) are incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Invivo Corporation (formerly SafetyTek Corporation) and subsidiaries (the "Company") are engaged in the design, manufacture and marketing of sensor-based instruments for the medical devices, safety and industrial process control markets.

Through its medical devices subsidiary Invivo Research, the Company offers a line of patient safety monitors capable of continuous measurement of multiple vital signs in the medical care environment. The Company believes that Invivo Research has the only multi-parameter monitor line of products approved by the United States Food and Drug Administration ("FDA") for use during magnetic resonance imaging, or MRI. Opportunities exist in this market both for retrofitting MRI equipment not presently equipped with monitoring devices and for supplementing the capabilities of new systems being sold to health care providers.

In April, 1996 the Company's Invivo Research subsidiary received FDA approval to market its new "Millennia" portable multi-parameter vital signs monitor. The Company believes this product positions it to expand from its current MRI monitoring market niche into the much larger mainstream patient monitoring market. Invivo Research also recently introduced a new non-invasive blood pressure monitor utilizing digital signal proccessing for fast and consistent measurements and an inexpensive multiparameter vital signs monitor designed specifically for the low-end international market.

Invivo Research markets it products primarily to end users through its own direct sales force. In addition, it has original equipment manufacturer ("OEM") or similar relationships with General Electric, Siemens Medical Systems, Philips Medical Systems and Hitachi.

The Company's line of safety products includes monitors used to detect harmful levels of toxic and other gasses in the workplace and other environments. These monitors are offered through its Lumidor Safety Products subsidiary. The Company's other safety products include a line of oxygen monitoring equipment, pressure gauges and related devices and calibration equipment that sets and verifies the accuracy of gas monitors.

Prior to 1990, the Company's primary concentration was in the industrial process control business. Its products for this market consist of pressure sensors and non-contact infrared temperature measuring devices.

PRODUCTS

MEDICAL DEVICES

The Company's patient safety monitors are capable of continuous and simultaneous measurement of multiple physiological vital signs, and are used in operating rooms, emergency rooms, critical care units, post-anesthesia care units and recovery rooms, intensive care units, radiology units, and labor and delivery rooms. The Company's multi-parameter physiologic patient monitors provide monitoring for invasive and non-invasive blood pressure, blood oxygen saturation, temperature, heart rate, respiration, and electrocardiograph (ECG) and are especially suited for most anesthesia applications and general purpose monitoring settings in the hospital.

The Company has pioneered multi-parameter vital signs monitoring equipment for patient safety during magnetic resonance imaging (MRI). MRI is a relatively recent diagnostic tool that uses electromagnetic fields and radio frequency to perform non-invasive imaging. Since direct viewing and access to the patient is limited during MRI, accurate methods for patient monitoring are desirable to ensure the safety of the patient. The Company's MRI monitoring system is designed for true MRI compatibility. The proper operation of the monitoring system in the MRI environment requires special design features that 1) prevent degradation of the diagnostic MRI quality and 2) eliminate interference in the monitor's signal and wave form capabilities by radio frequencies and magnetic fields. The Company's MRI monitoring system provides continuous monitoring of ECG, respiration, heart rate, blood oxygen saturation, non-invasive blood pressure and end-tidal CO2.

The Company's "Millennia" portable patient monitor is a compact and comprehensive multi-parameter vital signs monitor which weighs under 15 pounds and provides flexibility for both space and transport. The "Millennia" is capable of displaying 6 waveforms and 23 associated numeric values on its active matrix color display. Its standard features include battery operation, dual channel recorder and a PCMCIA card for extended memory and programming capabilities. The Company also offers the "Centurion" central station monitoring system that allows communication from configured "Millennia" monitors to a central display station. The system displays the monitoring of up to eight patients simultaneously on a main monitoring screen that provides for rapid interpretation of the vital signs information.

The Company also recently introduced a new non-invasive blood pressure monitor utilizing digital signal proccessing for fast and consistent measurements and an inexpensive multi-parameter vital signs monitor designed specifically for the low-end international market. The Company's other monitors include a stand alone pulse oximetry unit as well as dual parameter unit that monitors blood pressure and oxygen saturation. The Company also manufactures and markets a portable, hand held oxygen saturation monitor which offers a low-cost, transportable monitoring unit for pulse oximetry.

SAFETY

The Company's gas detection and monitoring instruments consist of single gas and multi-gas monitors that are offered in both portable and stationary models. Gas detection monitors are used for worker safety when toxic gasses or low levels of oxygen are suspected. Portable units are carried or worn by the user and are equipped with audible and visual alarms to warn that a potential danger exists. Typical applications for these units are in industrial or other settings where the user expects to move about, including underground spaces housing telephone cables and waste water sewers, mines and large factories. Stationary gas area monitors are used in smaller, confined spaces when chemicals or gasses are being used or stored. Typical applications for these monitors are oil refineries, chemical plants and semiconductor fabrication facilities. Invivo's gas detection and monitoring instruments feature either digital or analog technology. Single gas monitors are manufactured to measure any one of a variety of gasses such as hydrogen sulfide, carbon monoxide, nitrous oxide, oxygen or butadiene. Multi-gas monitors will simultaneously measure and monitor four different gasses, which typically consist of oxygen, carbon monoxide, hydrogen sulfide and one toxic gas.

The Company's "MicroMax", is a pocket-sized, microprocessor based, portable multi-gas monitor. The Company believes the monitor competes favorably on size, technical features and price.

The Company's gas calibrators are based upon teflon permeation tube technology that allows them to produce samples of approximately 200 different types of gasses at various flow rates. The primary application for such products is for the calibration of air pollution monitoring systems, gas chromatographs and gas detectors. The customer base for these instruments is made up of OEMs and end users such as refineries, chemical plants, utilities and hospitals.

Invivo's oxygen monitoring products measure the oxygen levels in air cylinders used by individuals in oxygen-deprived situations. These products consist of a direct drive pressure gauge and hose assembly. The primary applications for this equipment are in life support systems for fire fighters and hazardous material clean-up workers. This equipment is also used in measuring oxygen levels in scuba divers' tanks.


INDUSTRIAL PROCESS CONTROL

The Company's industrial sensor and instrumentation products consist of pressure sensors and infrared non-contact temperature measuring devices.

The Company's pressure sensing devices are sold primarily to plastic extrusion equipment manufacturers which utilize this equipment in their production processes. Pressure sensors are also used by the food, beverage, synthetic fiber and pharmaceutical industries to enable manufacturers in these industries to measure the pressure of processing ingredients.

The infrared non-contact temperature measuring products are used in a wide variety of industrial process control applications. These applications include the fabrication of semiconductors, the manufacturing of metals and glass, and miscellaneous curing processes.

PRODUCT REVENUES

The percentage of the Company's revenues contributed by its medical device line of products was 50%, 52 % and 49%, respectively, for fiscal years 1994, 1995, and 1996. The percentage of the Company's revenues contributed by its safety line of products was 36%, 36% and 39%, respectively, for fiscal years 1994, 1995, and 1996.


MARKETS AND SALES

The Company's patient safety monitoring products are sold in the United States through Invivo Research's direct sales force. Sales throughout the rest of the world are handled through distributors, assisted by the Company's international sales personnel. Invivo Research recently hired its first direct salesperson in Europe to oversee its European distribution network. In connection with the introduction of the new "Millennia" vital signs monitor, the Company has expanded and plans to further expand Invivo Research's direct domestic sales force.

The Company's patient safety monitoring products are sold primarily to hospitals and to a lesser degree to clinical health care facilities and OEM customers.

The Company markets its gas detection, gas calibration and oxygen monitoring products mostly through distributors and its own sales personnel. These products are sold primarily to municipalities, utilities, telephone companies, oil refineries, manufacturers and OEMs, as well as distributors. During the last two fiscal years, the Company increased the number of distributors and selectively replaced certain former distributors of its gas detection products.

The Company's industrial sensor and instrumentation products are sold primarily through a network of independent sales representatives.

The Company provides service and repair to purchasers of its products under warranty, and thereafter on a contract basis.

Foreign sales represented 15%, 15% and 20% of the Company's total sales in fiscal 1994, 1995, and 1996. The Company is actively trying to expand its international presence, especially in the patient safety monitoring business.

The Company's backlog of unfilled purchase orders for all its products was approximately $3,290,246 as of June 30, 1996, compared to approximately $4,005,000 as of June 30, 1995 and approximately $4,667,000 as of June 30, 1994.
The Company expects to ship in fiscal 1997 all of the June 30, 1996 backlog. Because of customer changes in delivery schedules and cancellation of orders, the Company's backlog as of any particular date may not be representative of the Company's actual sales for any succeeding fiscal period. Historically, order cancellations have not been significant. The Company's businesses are not inherently seasonal, although for some of the Company's businesses orders and shipments in the Company's first and second quarters have been historically lower than in the third and fourth quarters.

MANUFACTURING AND ASSEMBLY

Virtually all of the Company's products are assembled by the Company at its facilities in California and Florida from components and subassemblies manufactured by others to Company specifications. The materials and supplies used to produce the Company's products are generally obtained from a wide variety of suppliers, and the Company has not experienced any significant shortages. Although certain materials used in the manufacture of certain patient safety monitoring and gas monitoring devices are readily available from only a few suppliers, the Company does not anticipate any significant difficulties in obtaining any of these materials in the foreseeable future. The Company does not believe its business requires a disproportionate amount of working capital relative to the amount of its sales as compared to other manufacturers of comparable size.

COMPETITION

The medical device lines in which the Company competes include MRI and non-MRI products. The Company is unaware of other significant competitors in the United States for its MRI monitors. It believes that the limited size of this market and the expense and time required to secure FDA approval of, and to otherwise bring to market, a competitive product are disincentives to potential competition. Nonetheless, there can be no assurance that MRI manufacturers or other medical device manufacturers will not seek to enter this market. The non-MRI patient safety monitoring market in which the Company competes is highly competitive, including primarily companies that are much larger than the Company with significantly greater financial resources. The Company believes its recently introduced "Millennia" monitor competes favorably with those of the major competitors in terms of features and price.

The markets for the Company's other products are, in general, characterized by a limited number of competitors; however, these markets are highly competitive. Although the Company believes that each of its products compares favorably with those of its competitors on the basis of one or more competitive features, the Company represents a relatively small factor in each market in which it competes. Many of the Company's competitors are subsidiaries or divisions of major corporations that have substantially greater financial resources and name recognition than does the Company. The Company competes on the basis of product reliability, quality, technical features, performance, responsiveness, service and price, with the relative importance of each factor depending on the market for the particular product.

In the Company's patient safety monitoring business, price has become an especially important factor in hospital purchasing patterns as a result of cost containment pressures on the health care industry. To the extent that healthcare reform measures negatively affect the financial condition of hospitals and thereby reduce their capital purchases, the Company expects price to continue to play a large part as a basis of competition. The Company believes, however, that because its products are relatively low-cost capital items, it is less subject to the effects of hospital budgetary constraints than are suppliers of more costly capital equipment.

Although the Company has not had occasion to determine the aggregate number of competitors in any given product line, it estimates there are generally five to ten competitors in each product line.

RESEARCH AND EXPERIMENTAL

During fiscal years 1994, 1995, and 1996 the Company's research and experimental expenses were approximately $1,548,800, $1,841,200, and $2,095,400, respectively. The increase in these expenses in fiscal 1996 was principally due to research and experimental expenditures on behalf of the patient safety monitoring business.

The Company believes that its ability to compete effectively in the markets it serves, as well as to grow, will depend in part upon its ability to develop new products and improve existing ones.

PATENTS

Although a number of patents have been issued to the Company and its subsidiaries, the Company believes its competitive position is more dependent on the technical competence, creative skills and marketing ability of its personnel than on its patents.

GOVERNMENTAL REGULATION

The patient safety monitoring devices manufactured and marketed by the Company are subject to regulation by the United States Food and Drug Association ("FDA") and, in some instances, corresponding state and foreign governmental agencies. The Company's manufacturing facilities and the manufacture of its products are subject to FDA regulations regarding registration of manufacturing facilities, compliance with FDA "Good Manufacturing Practices" and the reporting of adverse events. FDA regulations known as "Good Manufacturing Practices" provide standards for medical device manufacturers with respect to manufacturing processes, facilities and record-keeping. The Company is subject to periodic on-site inspection for compliance with such regulations. The FDA may also conduct investigations and evaluations of the Company's products at its own initiative or in response to customer complaints or reports of malfunctions. If the FDA believes that its regulations have been violated, it has extensive enforcement authority including the power to seize, embargo or restrain entry of products from the market and to prohibit the operation of manufacturing facilities until the noted deficiencies are corrected to their satisfaction. The Company believes it is in compliance with applicable FDA regulations.

The Company's current products were cleared for marketing in the United States through the FDA's Section 510(k) premarket notification process. The 510(k) premarket notification process is available where the new product being submitted to the FDA can be compared to a pre-existing commercially available product that performs similar functions (a "substantially equivalent product"). If a product does not meet the eligibility requirements for the 510(k) process, then it must be submitted, instead, under the more time consuming and costly premarket approval procedure (PMA).

The Company seeks, where appropriate, to comply with the certification and safety standards of various organizations such as Underwriters' Laboratories, the Canadian Standards Association and the various safety and test regulations of the European Community.

The manufacture and testing of its safety and medical device products requires the Company to handle and store small quantities of a wide variety of chemicals, some of which are highly toxic. Certain of these chemicals pose a serious threat to workers and others who may come in contact with them if improperly used or handled. Most municipalities, including those in which the Company is presently located, now require that the proposed storage and use of dangerous chemicals receive local approval. State air quality boards, or similar agencies, must also approve the venting, and certain other aspects of handling, of these types of chemicals. These municipal and state agencies may, as a condition to the granting of approvals and permits, impose certain procedural limitations on the Company's storage and handling of these chemicals and structural requirements on the facilities where these chemicals are stored and used. They also impose record keeping and reporting requirements on the users of these chemicals.

The Company believes that it presently is in compliance with all material environmental regulations applicable to it. Compliance with these requirements has not, to date, had a material effect on the Company's capital expenditures, earnings or competitive position. Nonetheless, environmental regulation at the local, state and national levels is still evolving, and the possibility exists that more stringent limitations and requirements may become applicable to the Company.


EMPLOYEES

As of June 30, 1996, the Company had 258 employees, all of whom were full-time. The Company is not a party to any collective bargaining agreement and has not experienced a strike or work stoppage. The Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth information with respect to the real property owned or leased by the Company and its subsidiaries which the Company considers material to its business.

                                                                Ownership or
                            General Character                    Expiration
Location                    and Use of Property                 Date of Lease

Fremont, California      18,000 square-foot building             April, 2001
                         used as the Company's manufacturing
                         and distribution facility for its
                         gas calibration and process
                         control products



Orlando, Florida         25,000 square-foot building used        Owned
                         as the manufacturing, distribution,
                         and administration facility for
                         the Company's patient safety
                         monitoring products



Cucamonga, California    24,000 square-foot building used        December, 1998
                         as the manufacturing, distribution,
                         and administration facility for
                         the Company's oxygen monitoring
                         products


Miramar, Florida         9,000 square-foot building used         June, 1997
                         as the manufacturing, distribution,
                         and administration facility for
                         the Company's gas detection and
                         monitoring products

From time to time, the Company leases smaller facilities as its needs dictate. The Company considers its facilities to be sufficient for its current operations except for the patient safety monitoring business facility, which it is currently expanding by approximately 18,000 square feet in fiscal 1997. This additional space will be used primarily for administrative offices with some manufacturing space also being added.

ITEM 3.  LEGAL PROCEEDINGS

In March of 1996, the Company's Invivo Research subsidiary was named as one of two third-party defendants in a lawsuit by Southern Nevada Surgical Center in the District Court of Clark County in the State of Nevada. The underlying action in this matter stems from an incident involving a surgical patient at the Southern Nevada Surgical Center. The individual filed a lawsuit against the Surgical Center and the physicians performing the surgery. The Company understands that a substantial settlement was made to the patient by the defendants in that action. Southern Nevada Surgical Center is now attempting to obtain indemnity and contribution from the manufacturer of the ventilating machine and Invivo Research, the manufacturer of the vital signs monitor.

Discovery in this matter has not yet been completed. It is anticipated a trial date will be set for sometime in the spring of 1997. While the Company believes that the vital signs monitor operated properly and was properly designed for the its intended function, the outcome of this litigation cannot be predicted with certainty at this time.

In July of 1995, the Company's Sierra Precision subsidiary was added as one of three defendants in a wrongful death lawsuit by the estate of an individual originally commenced in 1994 in Hampden County Superior Court of Massachusetts. The lawsuit arose from the death of the individual in a drowning accident while scuba diving. The individual was allegedly equipped with, along with other diving equipment, a submersible pressure gauge manufactured by Sierra Precision. All three defendants have denied liability and have pleaded by way of affirmative defense that the death was due to the diver's own negligence.
The parties are still engaged in discovery which is not scheduled to be completed until late 1996.

In addition to the legal proceedings above, the Company is subject to other various legal proceedings that arise in the ordinary course of business. While the outcome of all of these proceedings cannot be predicted with certainty, the Company believes that none of such proceedings, individually or in the aggregate, will have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

ITEM 4(A).        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are listed below, together with brief accounts of their business experience and certain other information.

Name                                Age              Position
- ---------------------------         ---              --------
James B. Hawkins                    40               President and
                                                     Chief Executive Officer

John F. Glenn                       35               Vice President, Finance
                                                     Chief Financial Officer

F. Larry Young                      37               Vice President, Operations


James B. Hawkins has been President, Chief Executive Officer and a Director of the Company since August 1985. He has served as Secretary of the Company since July 1986.

John F. Glenn was appointed Vice President, Finance and Chief Financial Officer of the Company in November 1990.

F. Larry Young has been Vice President, Operations of the Company since April 1990.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS


(a) Market Information

The Company's Common Stock is traded on The Nasdaq Stock Market under the Nasdaq symbol "SAFE". The following table sets forth, for the applicable quarters indicated, the high and low closing sale prices in such market for a share of Common Stock as reported by Nasdaq.

                                                Year Ended
                                       June 30, 1996     June 30, 1995
                                       -------------     -------------
                                       High      Low     High      Low
                                       ----      ---     ----      ---

         First Quarter                 17-1/4  11-1/2    11-3/4   7-1/2
         Second Quarter                16-3/8  13-1/2     9-1/4     7
         Third Quarter                 15-1/2    12      11-3/4   8-5/8
         Fourth Quarter                  14     9-3/4    12-1/4  10-1/4



(b) Holders

The number of holders of record of the Company's Common Stock at June 30, 1995 was 79. The approximate number of holders, including participants in security position listings as of September, 1996, was 1,300.

(c) Dividends

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has not paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The Company is prohibited from paying dividends on its Common Stock pursuant to its bank credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA

The consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and other financial and statistical information included elsewhere herein.


                                                        YEAR ENDED JUNE 30,
                                1992           1993           1994          1995          1996
                                ----           ----           ----          ----          ----
                                              (in thousands, except per share amount)

OPERATIONS DATA:
Sales                         $14,065       $ 19,289        $27,801       $32,489       $31,391

Net Income(loss) (1)            1,411         (5,891)         2,881         3,348         2,472

Net Income(loss) per
 common share                     .54          (1.90)           .86           .99           .72

Weighted average common
 shares outstanding             2,633          3,151          3,359         3,390         3,456

BALANCE SHEET DATA:
Working capital                10,467          4,018          5,477         6,428         7,490

Total assets                   15,052         13,613         17,427        19,860        22,204

Long-term debt                    233          1,907          3,367           926           730

Stockholders' equity           12,295          6,053          9,137        12,616        15,276


(1) The results of fiscal 1993 include the write off of $7,385,800 in acquired in-process research and development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

NET SALES

The Company's net sales for fiscal 1996 decreased 3.4% to $31,390,900 from $32,489,300 in fiscal 1995. The decrease was largely the result of a decline in sales of the Company's MRI vital signs monitors at its patient safety monitoring business. The Company believes that the decline was primarily attributable to the restructuring of the sales management at its patient safety monitoring business and the loss of certain sales personnel in connection with the Company's decision to expand and upgrade that sales force. In addition, sales of the older non-MRI vital signs monitors were adversely affected by the recent introduction of the Company's "Millennia" multi-parameter vital signs monitor. The new monitor received FDA approval in April, 1996 and was introduced in July, 1996. Continued strong sales growth for the Company's "Micromax" portable multi-gas monitor at its gas detection business partially offset the sales declines at the patient safety monitoring business and oxygen monitoring business in fiscal 1996.

GROSS PROFIT

Gross profit margin decreased to 49.6% in fiscal 1996 from 51.2% in fiscal 1995. This decrease was due principally to the lower sales volume in relation to the fixed overhead component of manufacturing costs at the Company's patient safety monitoring business coupled with the decline in sales of the Company's MRI vital signs monitors which have higher gross margins than non-MRI vital signs monitors.

OPERATING EXPENSES

Selling, general and administrative expenses for fiscal 1996 increased $189,600 or 2.0% over fiscal 1995 levels. The increase in these expenditures in fiscal 1996 was primarily attributable to increased selling and marketing expenses in anticipation of the introduction of the "Millennia" vital signs monitor. Selling, general and administrative expenses were 30.9% of sales in fiscal 1996 compared with 29.2% for fiscal 1995. The increase in these expenditures as a percentage of sales for fiscal 1996 was principally the result of the spreading of fixed selling, general and administrative expenses over the lower sales volume at the patient safety monitoring business. In connection with the introduction of its "Millennia" vital signs monitor, the Company intends to significantly increase selling, general and administrative expenses over the next twelve months.

Research and experimental expenses for fiscal 1996 increased $254,200 or 13.8% over fiscal 1995 expenditures. Research and experimental expenses were 6.7% of sales for fiscal 1996 compared to 5.7% for fiscal 1995. The increase as a percentage of sales as well as in aggregate research and experimental expenses in fiscal 1996 was due to higher research and experimental expenditures on behalf of the patient safety monitoring business as the Company continues its efforts in developing and enhancing its new "Millennia" vital signs monitor and other vital signs monitoring products.

OTHER INCOME AND EXPENSE

Interest expense increased to $175,200 in fiscal 1996 from $114,800 in fiscal 1995 reflecting higher borrowings on the Company's revolving bank line of credit in fiscal 1996.

PROVISION FOR INCOME TAXES

The effective tax rate for fiscal 1996 was 34.0% compared with 36.3% for fiscal 1995. This reduction in the effective tax rate was principally due to an adjustment of prior year's taxes.

FISCAL 1995 COMPARED TO FISCAL 1994

NET SALES

The Company's net sales for fiscal 1995 increased 16.9% to $32,489,300 from $27,801,100 in fiscal 1994. The increase in net sales principally resulted from higher sales at the Company's patient safety monitoring business which continued to benefit from increasing demand for its MRI patient monitoring system. Sales at the Company's gas detection business also increased primarily due to the continued sales growth of the recently introduced "MicroMax" gas monitor.

GROSS PROFIT

Gross profit margin increased slightly to 51.2% in fiscal 1995 from 50.8% in fiscal 1994. This increase was primarily due to the higher gross margins at the Company's patient safety monitoring business which more than offset higher manufacturing costs at the Company's gas detection and oxygen monitoring business.

OPERATING EXPENSES

Selling, general and administrative expenses for fiscal 1995 increased $1,567,000 or 19.8% over fiscal 1994 expenditures. Selling, general and administrative expenses were 29.2% of sales in fiscal 1995 compared with 28.5% in fiscal 1994. The increase in these expenditures was largely due to costs related to the expansion of the direct sales force at the Company's patient safety monitoring business, increased sales commission expenses associated with the higher sales volumes at the patient safety monitoring and gas detection businesses and additional administrative expenses to support the sales growth at the patient safety monitoring and gas detection businesses.

Research and experimental expenses remained stable at approximately 5.7% of sales in fiscal 1995. The increase of $292,400 in aggregate research and experimental expenses for fiscal 1995 was due to research and experimental expenditures on behalf of the patient safety monitoring business as the Company continued the development of its next generation multi-parameter vital signs monitor and stand alone non-invasive blood pressure monitor.

OTHER INCOME AND EXPENSE

Interest expense decreased to $114,800 in fiscal 1995 from $141,400 in fiscal 1994 reflecting lower loan balances on the Company's revolving bank line of credit and acquisition related term loan.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $1,905,000 in fiscal 1995 from $1,674,400 in fiscal 1994. The effective tax rate for fiscal 1995 was 36.3% (as compared to 36.8% in fiscal 1994) with the principal difference between the effective tax rate and the federal statutory rate of 34% due to the effect of state income taxes, the utilization of research and experimental credits and the benefit of a foreign sales corporation.

INFLATION

The Company does not believe that inflation had a significant impact on its results of operations during any of the last three fiscal years.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its financial statements costs on a fair value basis related to its employee stock based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a note to the financial statements.

The Company expects to continue to use the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed for all of its employee stock-based compensation plans. Therefore, in fiscal 1997, the Company will make the required pro forma disclosures in a note to its consolidated financial statements. The adoption of SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1996 increased to $7,489,800 compared with $6,427,500 at June 30, 1995. Cash and cash equivalents at March 31, 1996 were $436,200 compared with $321,600 at June 30, 1995. Net cash provided by operating activities was $2,725,900 for fiscal 1996 compared with $2,326,700 for fiscal 1995 as the decrease in net income was more than offset by an increase in depreciation and amortization and positive changes in operating assets and liabilities.

In fiscal 1993, the Company purchased 80% of the outstanding common stock of Invivo Research, Inc. The agreement provided for a contingent payment resulting in an initial payment of $1,000,000 made on July 15, 1994 and a final payment of $2,000,000 paid on July 15, 1995. In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research, Inc. shares. The contingent purchase price for such shares is to be paid in one or more installments. One-fifth of the price "vests" on each of January 1, 1996, 1997 and 1998 and two-fifths vest on January 1, 1999. The former Invivo Research shareholders can make one election each year beginning in 1996 to be paid any vested payment. The amount of any payment is based on the after tax profits of Invivo Research for the calendar year preceding the year that the payment is made, regardless of when the payment vested, subject to a minimum share price if certain milestones are achieved. The former Invivo Research shareholders must, generally, elect to receive a payment in any calendar year by giving notice to the Company by March of that year and the payment so elected is to be made on June 1 of that year. The payments are to be made in cash, but if the shareholders require that more than one-fifth of the payments be made in any year, the Company can elect to make the excess amount of the payment in the form of its shares. The Company was informed in March of 1996 that the former Invivo Research shareholders would elect to be paid on their first installment. Based on the 1995 calendar year results for Invivo Research, payment was made on June 1, 1996, for $987,900.

Bank borrowings increased $1,800,000 in fiscal 1996 principally as a result of contingent payments of $2,000,000 on July 15, 1995 and $987,900 on June 1, 1996 made in connection with the Invivo Research acquisition. The Company's revolving bank line of credit and $189,600 acquisition related term loan are collateralized by the Company's accounts receivable, inventory, and equipment. In December 1995, the Company renewed the bank line of credit to December 1, 1996 and increased the amount available under the revolving line of credit from $3,000,000 to $4,000,000. At June 30, 1996, $1,800,000 was outstanding on the line of credit.

The Company believes that its cash flow from operations and amounts available from the bank line of credit will be adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 1997. The Company will continue to explore opportunities for the possible acquisitions of technologies or businesses, which may require the Company to seek additional financing.


OUTLOOK. The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. These forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

In April, 1996 the Company's Invivo Research subsidiary received FDA approval to market its new "Millennia" portable multi-parameter vital signs monitor. The Company believes this product positions it to expand from its current MRI monitoring market niche into the much larger mainstream patient monitoring market. The Company expects this product to have a substantial impact on future revenue growth and that its future financial results will to a large extent depend on the success of this product. In connection with the introduction of the new vital signs monitor, the Company intends to significantly expand its direct domestic sales force and increase associated marketing expenses in the next twelve months. Based on typical sales cycles in the patient monitoring industry, the Company does not expect to receive sizable orders for this product prior to the second quarter of fiscal 1997. Therefore, the Company's operating results for the first half of fiscal 1997 are expected to be below those of prior fiscal periods.

The success of this new product will be dependent on a variety of factors, some of which may be beyond the control of the Company. Among the factors that could cause actual results to differ from those anticipated by the Company are: economic conditions affecting the healthcare industry and general economy; successful integration of the planned expansion of the Company's direct sales force; adoption of an appropriate marketing program for the new product; competitive factors, such as competitor's new products and pricing pressures; and manufacturing ramp and capacity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements:

                                                          Page
                                                         Number
                                                         ------

Independent Auditors' Report                               20

Consolidated Balance Sheets - June 30, 1996
and 1995                                                   21

Consolidated Statements of Income for
the Years Ended June 30, 1996, 1995, and 1994              22

Consolidated Statements of Stockholders' Equity
for the Years Ended June 30, 1996, 1995,and 1994           23

Consolidated Statements of Cash Flows for the Years
Ended June 30, 1996, 1995,and 1994                         24

Notes to Consolidated Financial Statements              25-32

                          Independent Auditors' Report




The Board of Directors and Stockholders
Invivo Corporation:


We have audited the accompanying consolidated balance sheets of Invivo Corporation (formerly SafetyTek Corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invivo Corporation (formerly SafetyTek Corporation) and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP



Palo Alto, CA
July 30, 1996

                       INVIVO CORPORATION AND SUBSIDIARIES
                        (Formerly SafetyTek Corporation)

                           Consolidated Balance Sheets

                             June 30, 1996 and 1995

                              Assets                                      1996             1995

Current assets:
     Cash and cash equivalents                                        $   436,200          321,600
     Trade receivables, less allowance for doubtful accounts of
         $231,000 and $236,900 in 1996 and 1995, respectively           6,415,500        6,199,600
     Inventories                                                        5,504,400        5,082,400
     Deferred income taxes                                                587,000          519,500
     Prepaid expenses and other current assets                            584,500          456,500
                                                                      -----------       ----------

                  Total current assets                                 13,527,600       12,579,600

Property and equipment, net                                             2,762,900        2,516,600
Intangible assets                                                       5,595,600        4,743,800
Other assets                                                              317,500           20,100
                                                                      -----------       ----------

                                                                      $22,203,600       19,860,100
                                                                      ===========       ==========

               Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                 $ 1,636,300        1,343,500
     Accrued expenses                                                   1,901,300        1,967,200
     Current portion of long-term debt and bank borrowings              2,022,400        2,483,300
     Income taxes payable                                                 384,900          267,800
     Other                                                                 92,900           90,300
                                                                      -----------       ----------

                  Total current liabilities                             6,037,800        6,152,100

Long-term debt, excluding current portion                                 729,500          926,400
Deferred income taxes                                                     160,700          165,500
                                                                      -----------       ----------

                  Total liabilities                                     6,928,000        7,244,000

Stockholders' equity:
     Common stock, $.0008 par value; 5,000,000 shares
          authorized; 3,225,993 and 3,200,043 shares issued
         and outstanding in 1996 and 1995, respectively                     2,600            2,600
     Additional paid-in capital                                        12,594,000       12,406,500
     Retained earnings                                                  2,679,000          207,000
                                                                      -----------       ----------

                  Total stockholders' equity                           15,275,600       12,616,100

Commitments and contingencies

                                                                      $22,203,600       19,860,100
                                                                      ===========       ==========

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES
                        (Formerly SafetyTek Corporation)

                        Consolidated Statements of Income

                    Years ended June 30, 1996, 1995, and 1994


                                                     1996               1995               1994
                                                     ----               ----               ----
Sales                                            $ 31,390,900         32,489,300         27,801,100
Cost of goods sold                                 15,810,900         15,843,200         13,672,400
                                                 ------------        -----------        -----------

              Gross profit                         15,580,000         16,646,100         14,128,700
                                                 ------------        -----------        -----------

Operating expenses:
     Selling, general, and administrative           9,690,700          9,501,100          7,934,100
     Research and experimental                      2,095,400          1,841,200          1,548,800
                                                 ------------        -----------        -----------

              Total operating expenses             11,786,100         11,342,300          9,482,900
                                                 ------------        -----------        -----------

              Income from operations                3,793,900          5,303,800          4,645,800

Other income (expense):
     Interest expense                                (175,200)          (114,800)          (141,400)
     Other, net                                       126,700             64,300             51,000
                                                 ------------        -----------        -----------

              Income before income taxes            3,745,400          5,253,300          4,555,400

Income tax expense                                  1,273,400          1,905,000          1,674,400
                                                 ------------        -----------        -----------

              Net income                         $  2,472,000          3,348,300          2,881,000
                                                 ============        ===========        ===========

Net income per common share                      $        .72                .99                .86
                                                 ============        ===========        ===========

Weighted average common shares outstanding          3,455,501          3,389,980          3,359,103
                                                 ============        ===========        ===========


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES
                        (Formerly SafetyTek Corporation)

                 Consolidated Statements of Stockholders' Equity

                    Years ended June 30, 1996, 1995, and 1994


                                                                                       (Accumulated
                                                                        Additional       deficit)            Total
                                                Common stock             paid-in         retained         stockholders'
                                            Shares         Amount        capital         earnings            equity

Balances as of June 30, 1993               3,148,343       $2,500       12,072,300       (6,022,300)        6,052,500

Proceeds from exercise of options             31,750         --             85,200             --              85,200

Tax benefit from exercise of options            --           --            118,000             --             118,000

Net income                                      --           --               --          2,881,000         2,881,000
                                           ---------       ------       ----------       ----------        ----------

Balances as of June 30, 1994               3,180,093        2,500       12,275,500       (3,141,300)        9,136,700

Proceeds from exercise of options             19,950          100           78,600             --              78,700

Tax benefit from exercise of options            --           --             52,400             --              52,400

Net income                                      --           --               --          3,348,300         3,348,300
                                           ---------       ------       ----------       ----------        ----------

Balances as of June 30, 1995               3,200,043        2,600       12,406,500          207,000        12,616,100

Proceeds from exercise of options             25,950         --             84,100             --              84,100

Tax benefit from exercise of options            --           --            103,400             --             103,400

Net income                                      --           --               --          2,472,000         2,472,000
                                           ---------       ------       ----------       ----------        ----------

Balances as of June 30, 1996               3,225,993       $2,600       12,594,000        2,679,000        15,275,600
                                           =========       ======       ==========       ==========        ==========

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES
                        (Formerly SafetyTek Corporation)

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1996, 1995, and 1994


                                                                                           1996            1995            1994
                                                                                           ----            ----            ----
Cash flows from operating activities:
     Net income                                                                        $ 2,472,000       3,348,300       2,881,000
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                601,400         509,800         430,900
              Loss (gain) on sale of property andequipment                                  31,200         (38,800)           --
              Changes in operating assets and liabilities:
                  Trade receivables                                                       (215,900)     (1,490,800)       (531,200)
                  Inventories                                                             (412,500)       (530,400)       (643,700)
                  Deferred income taxes                                                    (72,300)        106,000         101,000
                  Prepaid expenses and other current assets                               (128,000)          7,900        (240,900)
                  Accrued expenses                                                         (65,900)        195,500        (283,200)
                  Accounts payable                                                         292,800         256,900         (71,200)
                  Income taxes payable                                                     220,500         (66,000)       (158,100)
                  Other current liabilities                                                  2,600          28,300         (14,100)
                                                                                       -----------      ----------      ----------

                        Net cash provided by operating activities                        2,725,900       2,326,700       1,470,500
                                                                                       -----------      ----------      ----------

Cash flows from investing activities:
     Capital expenditures                                                                 (769,300)       (764,300)       (496,100)
     Proceeds from sale of property and equipment                                           17,000          63,900            --
     Intangible assets                                                                    (987,900)           --              --
     Other assets                                                                         (297,400)        (25,000)        (25,000)
                                                                                       -----------      ----------      ----------

                        Net cash used in investing activities                           (2,037,600)       (725,400)       (521,100)
                                                                                       -----------      ----------      ----------

Cash flows from financing activities:
     Issuances of stock                                                                     84,100          78,700          85,200
     Bank borrowings (repayments), net                                                   1,800,000         (50,000)       (570,000)
     Principal payments under acquisition notes payable, long-term debt, and other      (2,457,800)     (1,524,100)
                                                                                                                          (587,900)

                  Net cash used in financing activities                                   (573,700)     (1,495,400)     (1,072,700)
                                                                                       -----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents                                       114,600         105,900        (123,300)

Cash and cash equivalents at beginning of year                                             321,600         215,700         339,000
                                                                                       -----------      ----------      ----------

Cash and cash equivalents at end of year                                               $   436,200         321,600         215,700
                                                                                       ===========      ==========      ==========


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES
                        (Formerly SafetyTek Corporation)

                   Notes to Consolidated Financial Statements

                          June 30, 1996, 1995, and 1994


(1)      BUSINESS AND ACCOUNTING POLICIES

         The Company

         Invivo Corporation (formerly SafetyTek Corporation) and subsidiaries (the Company) are engaged in the design, manufacture, and marketing of sensor-based instruments for health, safety, and industrial process control applications. Subsequent to year-end, the Company changed its name to Invivo Corporation from SafetyTek Corporation.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are comprised primarily of U.S. Treasury securities and money market funds.

         Inventories

         Inventories are stated at the lower of cost or market on a first-in, first-out basis.

         Property and Equipment

         Property and equipment are stated at cost net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements and assets under capital leases are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

         Income Taxes

         The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

         Intangible Assets

         Intangible assets include patents and the cost in excess of amounts otherwise assigned to net assets of businesses acquired (goodwill). Patents are amortized on a straight-line basis over their approximate useful lives, not to exceed 17 years. Goodwill is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of goodwill by projecting results of operations over the remaining useful lives of the businesses acquired. Accumulated amortization as of June 30, 1996 and 1995 was approximately $555,200 and $419,000, respectively. Amortization expense was approximately $136,100, $132,800, and $106,200 for 1996, 1995, and 1994,
         respectively.

         Net Income Per Common Share

         Net income per common share is computed using the weighted average number of shares outstanding including the dilutive effect, if any, of common stock options outstanding.

         Revenue Recognition

         The Company recognizes revenue and all related costs upon shipment of products to its customers.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Impairment of Long-Lived Assets

         In fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity by reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Upon adoption, the Company identified no long-lived assets or identifiable intangibles which were impaired.

         Recent Accounting Pronouncements

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 will be effective for fiscal year beginning after December 15, 1995, and will require that the Company either recognize in its financial statements costs on a fair value basis related to its employee stock based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a note to the financial statements.

         The Company expects to continue to use the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in fiscal 1997, the Company will make the required pro forma disclosures in a note to its consolidated financial statements. The adoption of SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

(2)      ACQUISITION OF INVIVO RESEARCH INC.

         On December 31, 1992, the Company acquired 80% of the outstanding common stock of Invivo Research Inc., a company which designs, manufactures, and markets sensor-based patient safety devices.

         In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research Inc. shares. The purchase price for the remaining shares will be paid in five installments. An installment of $987,900 was paid during fiscal 1996. One installment will become payable on January 1, 1997 and 1998, and two installments will become payable on January 1, 1999. The installment is to be paid on June 1 of the respective year. The value of each installment will be determined based upon a formula involving after-tax profits, subject to a minimum share price if certain milestones are achieved. Based upon the formula, the amount of each installment is variable from $-0- to an amount calculated based upon the future operating results of Invivo Research Inc. If the formula were applied based solely upon fiscal 1996 results for Invivo Research Inc. and assuming no changes through the referenced periods, the future installment amounts would be approximately $536,500 each. No assurance can be given that the amounts ultimately payable will be of this magnitude as the amounts are dependent upon the future operating results of Invivo Research Inc.

(3)      INVENTORIES

         A summary of inventories as of June 30 follows:

                                                     1996              1995
                                                     ----              ----
              Raw materials                      $ 3,811,900         3,306,900
              Work in process                      1,090,700         1,288,200
              Finished goods                       1,053,000           862,800
                                                 -----------        ----------

                                                   5,955,600         5,457,900
              Less inventory reserves                451,200           375,500
                                                 -----------        ----------

                                                 $ 5,504,400         5,082,400
                                                 ===========        ==========

(4)      PROPERTY AND EQUIPMENT

         A summary of property and equipment as of June 30 follows:

                                                                      1996            1995
                                                                      ----            ----

              Land and building                                    $1,290,100       1,290,100
              Equipment                                             2,784,300       2,362,800
              Furniture and fixtures                                  895,200         716,300
              Vehicles                                                147,000          85,700
                                                                   ----------       ---------

                                                                    5,116,600       4,454,900
              Less accumulated depreciation and amortization        2,353,700       1,938,300
                                                                   ----------       ---------

                                                                   $2,762,900       2,516,600
                                                                   ==========       =========

(5)      DEBT AND BANK BORROWINGS

         A summary of debt and bank borrowings as of June 30 follows:

                                                                                          1996            1995
                                                                                          ----            ----

            Termloan with principal payable in monthly installments of approximately $27,100 and interest payable monthly at prime plus
                1/4%; all unpaid principal and interest is due December 31,
                1996; secured by accounts receivable and inventory and equipment
                                                                                       $  189,600         487,500

            Term loan payable in monthly installments of $8,500, including interest at 8-1/2%; balloon payment of $685,000 on April 15,
                1998; secured by land and building                                        762,300         796,700

            Borrowings under the $4,000,000 revolving loan, which expires and is payable on December 31, 1996; collateralized by accounts
                receivable and inventory and equipment; interest payable monthly
                at prime plus 1/4%                                                      1,800,000            --

            Unsecured note payable to president of subsidiary in quarterly principal installments of approximately $41,800 through December
                31, 1995; interest payable quarterly at prime                                --           125,500

            Unsecured note payable to president of subsidiary; due July 15, 1995             --         2,000,000
                                                                                       ----------       ---------

                                                                                        2,751,900       3,409,700
            Less current portion                                                        2,022,400       2,483,300
                                                                                       ----------       ---------

                                                                                       $  729,500         926,400
                                                                                       ==========       =========

         The aggregate maturities of debt and bank borrowings for each of the years subsequent to June 30, 1996 are as follows: 1997, $2,022,400 and 1998, $729,500.

         In December 1995, the Company and its bank lender agreed to renew the revolving loan to December 31, 1996 and increase the amount available under the line of credit from $3,000,000 to $4,000,000. The revolving loan requires the Company to maintain a minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth, a minimum working capital balance, quarterly profitability, a minimum debt service ratio, and prohibits the Company from paying dividends. As of June 30, 1996, $2,200,000 was available under the line of credit.

         In July 1996, the Company refinanced the term loan due April 15, 1998. The new payment terms will extend through the year 2012.

(6)      ACCRUED EXPENSES

         A summary of accrued expenses as of June 30 follows:

                                                         1996            1995
                                                         ----            ----

              Accrued compensation and benefits       $1,123,700       1,364,600
              Other                                      777,600         602,600
                                                      ----------       ---------

                                                      $1,901,300       1,967,200
                                                      ==========       =========

(7)      LEASE COMMITMENTS

         The Company leases certain facilities and equipment under operating leases. The facilities' leases require the Company to pay certain executory costs such as taxes, insurance, and maintenance. Rent expense related to operating leases was approximately $416,900, $465,600, and $442,100 for the years ended June 30, 1996, 1995, and 1994, respectively.

         A summary of future minimum lease payments required under noncancelable operating leases with terms in excess of one year, net of sublease rental income, as of June 30, 1996 follows:

                  Fiscal
                year ending

                  1997                                                $  371,600
                  1998                                                   368,900
                  1999                                                   314,600
                  2000                                                   213,700
                  2001                                                   155,400
                                                                      ----------

                      Future minimum lease payments                   $1,424,200
                                                                      ==========

(8)      INCOME TAXES

         A summary of the components of income tax expense (benefit) follows:

                                 Current            Deferred           Total
                                 -------            --------           -----
              1996:
                  Federal       $ 1,101,800           (56,400)       1,045,400
                  State             243,900           (15,900)         228,000
                                -----------        ----------        ---------

                                $ 1,345,700           (72,300)       1,273,400
                                ===========        ==========        =========

              1995:
                  Federal       $ 1,529,000            62,000        1,591,000
                  State             270,000            44,000          314,000
                                -----------        ----------        ---------

                                $ 1,799,000           106,000        1,905,000
                                ===========        ==========        =========

              1994:
                  Federal       $ 1,249,500            42,700        1,292,200
                  State             323,600            58,600          382,200
                                ===========        ==========        =========
                                $ 1,573,100           101,300        1,674,400
                                ===========        ==========        =========


Deferred tax benefits are attributable primarily to depreciation, accrued expenses, and allowances.

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30 are as follows:

                                                                  1996            1995            1994
                                                                  ----            ----            ----

              Deferred tax assets:
                  Reserves and other accruals                   $ 587,000         519,500         571,400
                  Capital loss carryover                            1,500          15,400          88,300
                  Accumulated depreciation                           --              --            29,100
                                                                ---------        --------        --------

                           Gross deferred tax assets              588,500         534,900         688,800

                  Valuation allowance                              (1,500)        (15,400)        (88,300)
                                                                ---------        --------        --------

                           Net deferred tax assets                587,000         519,500         600,500
                                                                ---------        --------        --------

              Deferred tax liabilities:
                  Federal depreciation in excess of books         (11,000)        (24,000)           --
                  Acquired intangibles from acquisitions         (149,700)       (141,500)       (140,500)
                                                                ---------        --------        --------

                           Gross deferred tax liabilities        (160,700)       (165,500)       (140,500)
                                                                ---------        --------        --------

                           Net deferred tax assets              $ 426,300         354,000         460,000
                                                                =========        ========        ========

         The net change in the valuation allowance for the year ended June 30, 1996, was a decrease of $13,900, resulting principally from the expiration of $41,000 in capital loss carryforwards during the year ended June 30, 1996. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets or that the amounts will be recovered from previously paid taxes.

         The following summarizes the differences between the income tax expense and the amount computed by applying the 34% federal statutory corporate rate to income before income taxes as follows:

                                                                                          1996            1995            1994
                                                                                          ----            ----            ----

         Federal income tax at statutory rate                                         $ 1,273,400       1,786,100       1,548,800
         State income taxes, net of federal income tax benefit, including credits         150,500         207,200         252,200
         Utilization of research, experimental, and other credits                            --           (51,300)        (37,500)
         Benefit of foreign sales corporation                                            (111,500)       (123,400)        (76,500)
         Other, net                                                                       (39,000)         86,400         (12,600)
                                                                                      -----------      ----------      ----------

                                                                                      $ 1,273,400       1,905,000       1,674,400
                                                                                      ===========      ==========      ==========

(9)      STOCK OPTIONS

         The Company has 1986 and 1994 incentive and nonqualified stock option plans, which provide for the granting of stock options to employees (including officers and directors) at prices not less than the fair market value of the Company's common stock at the date of grant. Options vest ratably over 4 years and expire in 10 years. The Company has reserved 314,400 and 200,000 shares of its common stock for issuance under the 1986 and 1994 plans, respectively.

         A summary of transactions under the stock option plans follows:

                                                                  Options outstanding
                                                 Options      ---------------------------------
                                                available                         Exercise
                                                for grant         Shares           price

              Balances as of June 30, 1993         18,400         296,000       $ 2.00 - 5.75

                  Options exercised                  --           (31,750)        2.00 - 5.75
                                              -----------     -----------       ---------------

              Balances as of June 30, 1994         18,400         264,250         2.00 - 5.75

                  Options authorized              200,000            --               --
                  Options granted                (138,800)        138,800         7.00 - 8.50
                  Options exercised                  --           (19,950)        2.00 - 5.75
                                              -----------     -----------       ---------------

              Balances as of June 30, 1995         79,600         383,100         2.00 - 8.50

                  Options granted                 (12,750)         12,750        12.50 - 16.13
                  Options exercised                  --           (25,950)        2.00 - 8.50
                  Options canceled                  5,500          (5,500)        7.00 - 8.50
                                              -----------     -----------       ---------------

              Balances as of June 30, 1996         72,350         364,400         2.00 - 16.13
                                              ===========     ===========

         As of June 30, 1996, 234,675 options were exercisable.


 (10)    SALARY DEFERRAL PLAN

         The Company's executive officers, together with all other eligible employees, may participate in the Company's 401(k) Salary Deferral Plan (the Plan). Employees become eligible upon completion of one year of service. Each eligible employee receives a retirement benefit based upon accumulated contributions to the Plan by the employee and the Company plus any earnings on such contributions. The Company contributes an amount equal to 25% of the first 4% of compensation that the employee contributes. The Plan currently provides that participants begin vesting in the Company's contributions after three years of employment and are fully vested after seven years. Company contributions to the Plan for the year ended June 30, 1996, 1995, and 1994 were $43,200, $48,100, and $38,200, respectively.

(11)     LEGAL PROCEEDINGS

         The Company is involved in litigation arising in the ordinary course of its business. While the ultimate results of such proceedings cannot be predicted with certainty, management expects that these matters will not have a material adverse effect on the Company's financial position or results of operations.

(12)     MAJOR CUSTOMERS AND CREDIT RISK

         In fiscal 1996, 1995, and 1994 no individual customer accounted for greater than 10% of the Company's revenues or trade accounts receivable.

         The Company has a customer base that is diverse geographically and by industry. Customer credit evaluations are performed on an ongoing basis, and collateral is generally not required for trade accounts receivable. Management does not believe the Company has any significant concentration of credit risk as of June 30, 1996.

(13) SUPPLEMENTAL CASH FLOWS INFORMATION

         Noncash investing and financing activities and supplemental cash flow information are summarized as follows:

                                                                             1996             1995             1994
                                                                             ----             ----             ----
              Note issued for contingent payment                          $     --               --          3,000,000

              Tax benefit associated with exercise of stock options          103,400           52,400
                                                                                                               118,000

              Cash paid:
                  Income taxes                                             1,076,700        1,884,000        1,630,300
                  Interest                                                   175,300          110,300          136,500

SELECTED QUARTERLY FINANCIAL DATA (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS):

In millions, except per share amounts   1ST QTR    2ND QTR   3RD QTR   4TH QTR
- --------------------------------------------------------------------------------
FISCAL YEAR 1996
Sales                                    $7,842    $7,865    $7,905    $7,779
Gross Profit                              3,950     4,078     4,028     3,524
Net Income                                  820       861       691       100
Net Income per common share                0.24      0.25      0.20      0.03

FISCAL YEAR 1995
Sales                                    $7,587    $7,463    $8,525    $8,914
Gross Profit                              3,927     3,746     4,432     4,541
Net Income                                  659       737       939     1,015
Net Income per common share                0.20      0.22      0.28      0.30


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in the accountants or disagreements with the Company's accountants on accounting and financial disclosure matters in fiscal 1995.



                                    PART III

ITEMS 10 TO 13 INCLUSIVE.

These items have been omitted in accordance with instructions to Form 10-K Annual Report. The Registrant will file with the Commission in October 1996, pursuant to regulation 14A, a definitive proxy statement that will involve the election of directors.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                                                   EXHIBIT
                                                                   NUMBER
                                                                   ------
EXHIBIT                                                            PAGE
- -------                                                            ----

3.01           Certificate of Incorporation
                of the Registrant, as amended

3.02           By-Laws of the Registrant (1)

4.01           Form of Common Stock Certificate (1)

10.01          Sensor Control Corporation 1986 Incentive
               Stock Option Plan and 1986 Non-statutory
               Stock Option Plan As Amended (2)

10.02          Indemnity Agreement (1)

10.03          SafetyTek 1994 Stock Option Plan (3)

10.04 Stock purchase agreement dated as of November 8, 1989 by and between Data Design Laboratories and Sensor Control Corporation. (4)

10.05 Stock purchase agreement dated January 14, 1991 between G.C. Industries Inc. and Sensor Control
               Corporation (5)

10.06 Stock purchase agreement dated June 21, 1991 by and between Electronic Safety Products Inc. and
               Sensor Control Corporation (6)

10.07 Stock purchase agreement dated December 31, 1992 by and between Invivo Research Inc. and SafetyTek
               Corporation (7)

10.08          Amended and Restated Credit Agreement dated
               December 21, 1995 by and between First Interstate
               Bank of California and SafetyTek Corporation (10)

10.09          Real Estate Unconditional Guaranty dated January
               21, 1993 by and between First Union National Bank of Florida and SafetyTek Corporation (8)

                                                                         EXHIBIT
                                                                         NUMBER
EXHIBIT                                                                  PAGE
- -------                                                                  ----

10.10          First Amendment to Stock Purchase Agreement dated
               July 1, 1993 and related Stock Pledge Agreement dated July 1, 1993 by and between Invivo Research Inc. and SafetyTek Corporation (9)

10.11 Lease between Lincoln-Whitehall Realty LLC and SafetyTek Corporation for the 5696 Stewart Ave. Fremont, CA facility (11)

10.12 Construction Loan Agreement between Invivo Research and First Union Bank dated July 31, 1996

10.13          First Amendment to Amended and Restated Credit
               Agreement between First Interstate Bank of California and SafetyTek Corp. dated August 5, 1996

11.01          Statement regarding computation of per
               share earnings

21.01          Subsidiaries of Registrant

23.01          Consent of Independent Auditors

27.01          Financial Data Schedule


FOOTNOTES DESCRIPTIONS:

         (1) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 28, 1990. (File (No. 0-15963)

         (2) Incorporated by reference to corresponding Exhibit included with Registrant's Form 8-K filed January 28, 1991

         (3) Incorporated by reference to corresponding Exhibit included with Registrant's Form S-8 filed January 27, 1995 (File No. 33-88798)

         (4) Incorporated by reference to corresponding Exhibit included with Registrant's Registration Statement on Form S-1 filed on December 23, 1991 (File No. 33-44623)

         (5) Incorporated by reference to corresponding Exhibit included with Registrant's Amended Registration Statement on Form S-1 filed on February 5, 1992 (File No. 33-44623)

         (6) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed March 13, 1992.(File No. 0-15963)

         (7) Incorporated by reference to corresponding Exhibit included with Registrant's Form 8-K filed January 14, 1993. (File No. 0-15963)

         (8) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 24, 1993.
(File No. 0-15963)

         (9) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed November 1, 1993.
(File No. 0-15963)

         (10) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed February 9, 1996.
(File No. 0-15963)

         (11) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed May 15, 1996.
(File No. 0-15963)

(b)REPORTS ON FORM 8-K

         The Company was not required to file any reports on Form 8-K for the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Invivo Corporation



                                                     /S/ JOHN F. GLENN
                                                     -----------------
                                                     John F. Glenn
                                                     Vice President-Finance\
                                                     Chief Financial Officer

September 27, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ ERNEST C. GOGGIO
- --------------------
Ernest C. Goggio           Chairman of the Board              September 27, 1996


/S/ JAMES B. HAWKINS
- --------------------
James B. Hawkins           President, Chief                   September 27, 1996
                           Executive Officer, Director
                          (principal executive
                           officer)


/S/ JOHN F. GLENN
- -----------------
John F. Glenn              Chief Financial Officer            September 27, 1996
                          (principal financial
                           and accounting officer)


/S/ PAUL KUTLER
- ---------------
Paul Kutler, Ph.D.         Director                           September 27, 1996


/S/ GEORGE S. SARLO
- -------------------
George S. Sarlo            Director                           September 27, 1996