Form 10-Q
period 1996-09-30
INVIVO CORP
filed 1996-11-13
CIK 806168

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-15963



                               INVIVO CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                 77-0115161
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)


            4900 HOPYARD RD. SUITE 210, PLEASANTON, CALIFORNIA 94588
               (Address of principal executive offices) (Zip Code)

                            TELEPHONE: (510) 468-7600
                         (Registrant's telephone number)



              -----------------------------------------------------


Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the issuer's Common Stock, par value $.0008 per share, at September 30, 1996 was 3,233,993 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               INVIVO CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,
                                                                      1996
                                                SEPTEMBER 30,    (DERIVED FROM
                                                    1996        AUDITED FINANCIAL
                                                 (UNAUDITED)       STATEMENTS)
                                                 -----------       -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                     $   135,800           436,200
   Trade receivables, net                          6,358,400         6,415,500
   Inventories                                     6,154,600         5,504,400
   Deferred income taxes                             587,000           587,000
   Prepaid expenses and other current assets         742,800           584,500
                                                 -----------        ----------

        Total current assets                      13,978,600        13,527,600

Property and equipment, net                        3,101,000         2,762,900
Intangible and other assets                        5,839,600         5,913,100
                                                 -----------        ----------

                                                 $22,919,200        22,203,600
                                                 ===========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued expenses                              $ 1,849,200         1,901,300
   Accounts payable                                1,891,600         1,636,300
   Current portion of long-term debt and
     bank borrowings                               2,401,200         2,022,400
   Income taxes payable                              323,400           384,900
   Other                                              82,700            92,900
                                                 -----------        ----------

        Total current liabilities                  6,548,100         6,037,800

Long-term debt, excluding current portion            885,200           729,500
Deferred income taxes                                160,700           160,700
                                                 -----------        ----------
        Total liabilities                          7,594,000         6,928,000

Stockholders' equity:
  Common stock                                         2,600             2,600
  Additional paid-in capital                      12,640,600        12,594,000
  Retained earnings                                2,682,000         2,679,000
                                                 -----------        ----------

        Total stockholders' equity                15,325,200        15,275,600

Commitments and contingencies
                                                 -----------        ----------

                                                 $22,919,200        22,203,600
                                                 ===========        ==========

See accompanying note to consolidated financial statements.

                               INVIVO CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                  1996         1995
                                                  ----         ----
                  Sales                        $7,892,200     7,842,000
                  Cost of goods sold            3,930,500     3,892,000
                                               ----------    ----------

                    Gross profit                3,961,700     3,950,000
                                               ----------    ----------

                  Operating expenses:
                    Selling, general
                      and administrative        3,333,300     2,184,500
                    Research and experimental     593,800       467,800
                                               ----------    ----------
                    Total operating expenses    3,927,100     2,652,300
                                               ----------    ----------

                    Income from operations         34,600     1,297,700

                  Other income (expense):
                    Interest expense              (53,300)      (59,000)
                    Other, net                     23,200         3,900
                                               ----------    ----------

                    Income before income taxes      4,500     1,242,600

                  Income tax expense                1,500       422,500
                                               ----------    ----------

                     Net income                $    3,000       820,100
                                               ==========    ==========

                  Net income per common share  $      .00           .24
                                               ==========    ==========

                  Weighted average common
                   shares outstanding           3,417,664     3,460,332
                                               ==========    ==========


See accompanying note to consolidated financial statements.

                               INVIVO CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                          1996          1995
                                                       ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   3,000        820,100
  Adjustments to reconcile net income to
    cash (used in) provided by operating activities:
      Depreciation and amortization                      162,700        132,100
      Change in operating assets and liabilities:
          Trade receivables                               57,100       (104,700)
          Inventories                                   (650,200)        80,200
          Prepaid expenses and other current assets     (158,300)       (27,900)
          Accrued expenses                               (52,100)      (365,300)
          Accounts payable                               255,300         85,300
          Income taxes payable                           (61,500)       367,000
          Other current liabilities                      (10,200)       (20,300)
                                                       ---------      ---------

   Net cash (used in) provided by operating
    activities                                         (454,200)       966,500
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (464,900)      (163,000)
Proceeds from notes receivable                            37,600             --
                                                       ---------      ---------
   Net cash used in investing activities                (427,300)      (163,000)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                       46,600         28,900
  Bank borrowings                                        615,800      1,125,000
  Principal payments under acquisition notes
   payable, long term debt and other                     (81,300)    (2,131,300)
                                                       ---------      ---------

   Net cash provided by (used in) financing
    activities                                           581,100       (977,400)
                                                       ---------      ---------

Net decrease in cash and cash equivalents               (300,400)      (173,900)
Cash and cash equivalents at beginning of period         436,200        321,600
                                                       ---------      ---------
Cash and cash equivalents at end of period             $ 135,800        147,700
                                                       =========      =========



Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                      $  63,000          5,000
                                                       =========      =========
     Interest                                          $  53,300         61,800
                                                       =========      =========


See accompanying note to consolidated financial statements.

                               INVIVO CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated balance sheet as of September 30, 1996 and the related consolidated statements of income for the three month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the three month periods ended September 30, 1996 and 1995 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

         The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Sales

         Sales for the three month period ended September 30, 1996 were essentially unchanged as compared to the same period in fiscal 1996. Sales growth at the Company's patient safety monitoring business and oxygen monitoring business offset the loss of sales from the sale of the Gamma Instruments subsidiary in April of 1996 along with a slight decline in sales at the gas detection business. Initial shipments of the Company's new "Millennia" vital signs monitor were made in the quarter.

Gross Profit

         Gross profit margin remained stable at approximately 50.2% as higher gross margins at the Company's gas detection business and oxygen monitoring business offset lower gross margins at the patient safety monitoring business.

Operating Expenses

         Selling, general and administrative expenses increased 52.6% or $1,148,800 in the three month period ended September 30, 1996 compared with the same period in fiscal 1996. Selling, general and administrative expenses were 42.2% of sales for the first quarter of fiscal 1997 compared with 27.9% for the first quarter of fiscal 1996. The increase in these expenditures was due to a significant expansion of the direct sales force and sales and marketing infrastructure at the patient safety monitoring business in connection with the introduction of the "Millennia" monitor in July 1996. The Company intends to continue to increase aggregate selling, general and administrative expenses over the next twelve months.

         Research and experimental expenses increased $126,000 or 26.9% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. Research and experimental expenses were 7.5% of sales for the three month period ended September 30, 1996 compared to 6.0% for the comparable period in fiscal 1996. The increase in aggregate research and experimental expenses for the three month period ended September 30, 1996 was due to higher expenditures on behalf of the patient safety monitoring business as the Company continues its efforts in developing and enhancing its "Millennia" monitor and other vital signs monitoring products.

Other Income and Expense

         Interest expense of $53,300 in the first three months of fiscal 1997 reflected the interest expense incurred from the Company's revolving bank line of credit and acquisition related term loan and the interest portion of the Company's mortgage on the patient safety monitoring facility.

Provision for Income Taxes

         The effective tax rate for the first three months of fiscal 1997 remained at approximately 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 30, 1996 was $7,430,500 compared with $7,489,800 at June 30, 1996. Cash and cash equivalents at September 30, 1996 were $135,800 compared with $436,200 at June 30, 1996. Net cash used in operating activities was $454,200 for the three months ended September 30, 1996 compared with cash provided by operations of $966,500 for the three months ended September 30, 1995. This decrease was the result of the decline in net income and negative changes in operating assets and liabilities particularly inventories at the patient safety monitoring and gas detection businesses. Capital expenditures were $464,900 for the three months ended September 30, 1996 compared to $163,000 for the first three months of fiscal 1996. The increase in capital expenditures was primarily due to a significant increase in sales demonstration equipment for the expanded direct sales force at the patient safety monitoring business.

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

         Bank borrowings increased $615,800 in the first quarter of fiscal 1997. The Company's revolving bank line of credit and $108,300 acquisition related term loan are collateralized by the Company's accounts receivable, inventory, and equipment. In December 1995, the Company renewed the bank line of credit to December 1, 1996 and increased the amount available under the revolving line of credit from $3,000,000 to $4,000,000. At September 30, 1996, $2,260,000 was
outstanding on the line of credit. The Company is currently in discussions with its bank regarding the renewal of the line of credit. In September of 1996, the Company obtained construction financing of approximately $900,000 to finance the expansion of its patient safety monitoring facility in Orlando, Florida. Construction is expected to be completed in January of 1997.

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

OUTLOOK. The statements contained in this Outlook and the foregoing discussion of Results of Operations and Liquidity and Capital Resources are based on current expectations. These statements are forward looking, and actual results may differ materially. These forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

         In April, 1996 the Company's Invivo Research subsidiary received FDA approval to market its new "Millennia" portable multi-parameter vital signs monitor. The Company believes this product positions it to expand from its current MRI monitoring market niche into the much larger mainstream patient monitoring market. The Company expects this product to have a substantial impact on future revenue growth and that its future financial results will to a large extent depend on the success of this product. In connection with the introduction of the new vital signs monitor, the Company significantly expanded its direct domestic sales force and increased associated marketing expenses. Based on typical sales cycles in the patient monitoring industry, the Company does not expect to begin to receive sizable orders for this product until the end of the second quarter of fiscal 1997. Therefore, the Company's earnings for the second quarter of fiscal 1997 are expected to be below those of the comparable period in fiscal 1996.

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

ITEM 1:  LEGAL PROCEEDINGS:
         None.

ITEM 2:  CHANGES IN SECURITIES:
         None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:
         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
         None.

ITEM 5:  OTHER INFORMATION:

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
          (a)     See Exhibit Index included herein on page 10.

          (b)     Reports on Form 8-K:
                  None.

                               INVIVO CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION OF EXHIBIT

11.1                  Statement of computation of net income per share

27.0                  Financial Data Schedule

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               INVIVO CORPORATION



Date: November 14 , 1996                           By:/S/ John F. Glenn
                                                      -------------------
                                                   Vice President-Finance
                                                   and Chief Financial
                                                   Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

EXHIBIT 11.1


INVIVO CORPORATION STATEMENT OF COMPUTATION OF NET INCOME PER SHARE


                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                          1996         1995
                                       ----------    ---------
Net income                             $    3,000      820,100
                                       ==========    =========

     Computation of average weighted
     common and common equivalent
     shares outstanding:

        Common stock                    3,229,922    3,203,535

        Common stock
         equivalents                      187,742      256,797
                                       ----------    ---------

     Weighted common and common
     equivalent shares used
     in the calculation of
     income per share                   3,417,664    3,460,332
                                       ==========    =========

Net income per common share            $      .00          .24
                                       ==========    =========