Form 10-Q
period 1996-12-31
INVIVO CORP
filed 1997-02-14
CIK 806168

                    U.S. Securities And Exchange Commission
                            Washington, D.C. 20549


                           --------------------------

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-15963


                               INVIVO CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                                  77-0115161
               --------                                  ----------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)



            4900 HOPYARD RD. SUITE 210, PLEASANTON, CALIFORNIA 94588
            --------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                           TELEPHONE: (510) 468-7600
                           -------------------------
                        (Registrant's telephone number)



             _____________________________________________________


Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes (X)  No ( )

The number of shares outstanding of the issuer's Common Stock, par value $.0008 per share, at December 31, 1996 was 3,236,368 shares.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               INVIVO CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,
                                                                                  1996
                                                            DECEMBER 31,      (DERIVED FROM
                                                               1996        AUDITED FINANCIAL
                                                            (UNAUDITED)       STATEMENTS)
                                                            -----------       ----------

                                     ASSETS
Current assets:
   Cash and cash equivalents                                $   301,500         436,200
   Trade receivables, net                                     7,497,800       6,415,500
   Inventories                                                6,196,100       5,504,400
   Deferred income taxes                                        587,000         587,000
   Prepaid expenses and other current assets                    529,600         584,500
                                                             ----------      ----------

        Total current assets                                 15,112,000      13,527,600

Property and equipment, net                                   3,825,000       2,762,900
Intangible and other assets                                   5,819,400       5,913,100
                                                             ----------      ----------
                                                            $24,756,400      22,203,600
                                                             ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued expenses                                         $ 1,882,900      1,901,300
   Accounts payable                                           2,608,200      1,636,300
   Current portion of long-term debt and
     bank borrowings                                          2,709,900      2,022,400
   Income taxes payable                                         457,200        384,900
   Other                                                         79,600         92,900
                                                              ---------      ---------

        Total current liabilities                             7,737,800      6,037,800

Long-term debt, excluding current portion                     1,218,500        729,500
Deferred income taxes                                           160,700        160,700
                                                              ---------      ---------

        Total liabilities                                     9,117,000      6,928,000

Stockholders' equity:
  Common stock                                                    2,600          2,600
  Additional paid-in capital                                 12,656,600     12,594,000
  Retained earnings                                           2,980,200      2,679,000
                                                            -----------     ----------

        Total stockholders' equity                           15,639,400     15,275,600

Commitments and contingencies

                                                            $24,756,400     22,203,600
                                                             ==========     ==========

          See accompanying note to consolidated financial statements.

                               INVIVO CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                   DECEMBER 31,               DECEMBER 31,
                                1996         1995         1996           1995
                                ----         ----         ----           ----
Sales                       $ 9,500,800    7,865,200    17,393,200    15,707,100
Cost of goods sold            4,988,600    3,787,600     8,919,100     7,679,600
                              ---------    ---------    ----------    ----------

   Gross profit               4,512,200    4,077,600     8,474,100     8,027,500

Operating expenses:
  Selling, general
    and administrative        3,386,600    2,250,800     6,719,900     4,435,400
  Research and experimental     607,900      504,800     1,201,700       972,500
                              ---------    ---------     ---------     ---------

   Total operating expenses   3,994,500    2,755,600     7,921,600     5,407,900

   Income from operations       517,700    1,322,000       552,500     2,619,600

Other income (expense):
  Interest expense              (67,800)     (41,800)     (121,000)     (100,800)
  Other, net                      1,700       24,300        24,800        28,300
                              ---------    ---------     ---------     ---------

   Income before income taxes   451,600    1,304,500       456,300     2,547,100

Income tax expense              153,600      443,500       155,100       866,000
                                -------    ---------       -------     ---------

   Net income               $   298,000      861,000       301,200     1,681,100
                                =======      =======       =======     =========

Net income per common share $    .09          .25           .09          .49
                                 ===          ===           ===          ===

Weighted average common
 shares outstanding           3,460,955    3,467,398     3,439,163     3,463,864
                              =========    =========     =========     =========


          See accompanying note to consolidated financial statements.

                               INVIVO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                           1996          1995
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $     301,200     1,681,100
  Adjustments to reconcile net income to
    cash (used in) provided by operating activities:
      Depreciation and amortization                       338,200       273,600
      Change in operating assets and liabilities:
          Trade receivables                            (1,082,300)      (86,200)
          Inventories                                    (691,700)      (88,000)
          Prepaid expenses and other current assets        54,900       (18,600)
          Accrued expenses                                (18,400)     (330,200)
          Accounts payable                                971,900       194,200
          Income taxes payable                             72,300       221,300
          Other current liabilities                       (13,300)      (36,000)
                                                           ------       -------

   Net cash (used in) provided by operating activities    (67,200)    1,811,200
                                                           ------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (1,325,200)     (336,100)
Intangible asset acquired                                 (35,000)         -
Proceeds from notes receivable                             53,600          -
                                                        ---------       -------

   Net cash used by investing activities               (1,306,600)     (336,100)
                                                        ---------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                        62,600        51,000
  Bank borrowings                                       1,176,500       550,000
  Principal payments under acquisition notes
   payable, long term debt and other                        -        (2,263,000)
                                                        ---------     ---------

   Net cash provided by (used in) financing activities  1,239,100    (1,662,000)
                                                        ---------     ---------

Net decrease in cash and cash equivalents                (134,700)     (186,900)
Cash and cash equivalents at beginning of period          436,200       321,600
                                                          -------       -------

Cash and cash equivalents at end of period          $     301,500       134,700
                                                          =======       =======




Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                   $      92,800       463,000
                                                           ======       =======
     Interest                                       $     121,000       100,800
                                                          =======       =======


          See accompanying note to consolidated financial statements.

                               INVIVO CORPORATION

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated balance sheet as of December 31, 1996 and the related consolidated statements of income for the three and six month periods ended December 31, 1996 and 1995; and the consolidated statements of cash flows for the six month periods ended December 31, 1996 and 1995 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

         The financial statements and note are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

Sales

         Sales for the second quarter ended December 31, 1996 were $9,500,800, an increase of 20.8% over sales of $7,865,200 for the same period of fiscal 1996. The increase was primarily due to sales of the "Millennia", a new portable multi-parameter vital signs monitor introduced by the Company's patient safety monitoring business in the first quarter of fiscal 1997. Sales were also positively affected by sales growth at the Company's oxygen monitoring business. Sales for the six month period increased 10.7% to $17,393,200 compared with $15,707,100 in the same period last year. The sales increase for the six month period was due to the second quarter increase as sales were essentially unchanged in the first quarter of fiscal 1997.

Gross Profit

         The gross profit margin declined for the three and six month periods ended December 31, 1996 to 47.5% and 48.7% from 51.8% and 51.1%, respectively, in the prior fiscal periods. The decline was primarily due to additional production costs associated with the resolution of certain product issues encountered in the initial production runs of the "Millennia" monitor. Increased sales at the Company's oxygen monitoring business also contributed to the decline as that business has inherently lower gross margins than the Company's other businesses.

Operating Expenses

         Selling, general and administrative expenses for the three and six month periods ended December 31, 1996 increased 50.5% or $1,135,800 and 51.5% or $2,284,500, respectively, over the previous fiscal periods. Selling, general and administrative expenses were 35.6% and 38.6% of sales for the three and six month periods ended December 31, 1996 compared with 28.6% and 28.2%, respectively, for the same periods fiscal 1996. The increase in these expenditures in aggregate and as a percentage of sales was due to a significant increase in the Company's direct sales force and sales and marketing infrastructure in connection with the introduction of its new "Millennia" vital signs monitor. The Company intends to continue to increase aggregate selling, general and administrative expenses in the upcoming quarters of fiscal 1997 in relation to prior year periods particularly as sales commissions are paid on the sales of the "Millennia" as well as costs of supporting its expanded sales and marketing infrastructure. The Company expects that selling, general and administrative expenses as a percentage of sales will trend towards historic levels over time.

         Research and experimental expenses were 6.4% and 6.9% of sales for the three and six month periods ended December 31, 1996 compared to 6.4% and 6.2% for the same periods in fiscal 1996. The increase in aggregate research and experimental expenses for the three and six month periods ended December 31, 1996 was due to higher research and experimental expenditures on behalf of the patient safety monitoring business as the Company continues its efforts in developing and enhancing its new multi-parameter vital signs monitor and other vital signs monitoring products.

Other Income and Expense

         Interest expense of $121,000 in the first six months of fiscal 1997 compared with $100,800 in the first six months of fiscal 1996 reflected the increased outstandings on the Company's revolving bank line of credit along with a construction loan on the Company's recently expanded patient safety monitoring facility.

Provision for Income Taxes

         The effective tax rate for the first six months of fiscal 1997 remained at approximately 34.0%.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 1996 decreased to $7,374,200 compared with $7,489,800 at June 30, 1996. Cash and cash equivalents at December 31, 1996 were $301,500 compared with $436,200 at June 30, 1996. Net cash used in operating activities was $67,200 for the six months ended December 31, 1996 compared with $1,811,200 provided by operations for the six months ended December 31, 1995. This decrease was the result of the decline in net income and negative changes in operating assets and liabilities particularly inventories and accounts receivable at the patient safety monitoring business. Capital expenditures were $1,325,200 for the six months ended December 31, 1996 compared to $336,100 for the first six months of fiscal 1996. The increase was primarily due to the significant increase in sales demonstration equipment for the expanded direct sales force at the patient safety monitoring business along with the expansion of the patient safety monitoring facility in Orlando, Florida.

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

         Bank borrowings increased $1,176,500 in the first six months of fiscal 1997. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. On December 1, 1996, the Company renewed the $4,000,000 bank line of credit to December 1, 1997. At December 31, 1996, $2,650,000 was outstanding on the line of credit. In September of 1996, the Company obtained construction financing of approximately $900,000 to finance the expansion of its patient safety monitoring facility in Orlando, Florida. Construction was completed in February of 1997.

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

         In April, 1996 the Company's Invivo Research subsidiary received FDA approval to market its new portable multi-parameter vital signs monitor. The Company believes this product will enable it to expand from its current MRI monitoring market niche into the much larger mainstream patient monitoring market. The Company expects this product to have a substantial impact on future revenue growth and that its future financial results will to a large extent depend on the success of this product. Therefore, revenue and earnings growth for the Company's upcoming third quarter as compared to the second quarter ended December 31, 1996 will largely depend on the revenue contribution made by the Millennia.

         The success of the Millennia will be dependent on a variety of factors, some of which may be beyond the control of the Company. Among the factors that could cause actual results to differ from those forecast by the Company are: economic conditions affecting the healthcare industry and general economy; successful integration of the expanded direct sales force; successful implementation of the product marketing strategy; competitive factors, such as competitor's new products and pricing pressures; and manufacturing effectiveness, efficiency and capacity.

                          PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:
           None.

ITEM 2:  CHANGES IN SECURITIES:
           None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:
           None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

                 At the Annual Meeting of Stockholders of the Company held on December 11, 1996 the Stockholders:

                 1. Elected all of the nominees for Director for the ensuing year as follows:

                 Name                     For            Against            Abstain
                 ----                     ---            -------            -------
                 Ernest Goggio         2,873,235            0                89,915
                 James Hawkins         2,873,235            0                89,915
                 George Sarlo          2,872,535            0                90,615
                 Paul Kutler           2,870,235            0                92,915

                 2. Amended the Company's 1994 Stock Option Plan to increase by 200,000 the number of shares covered by the Plan with the number of shares voting in favor of the amendment being 1,906,949; the number of shares voted against being 377,850; and the number of abstentions being 14,775.

                 3. Ratified the selection of KPMG Peat Marwick LLP as independent public auditors for the Company, with the number of shares voted in favor of the ratification being 2,949,750; the number of shares voted against being 1,325; and the number of abstentions being 12,075.

ITEM 5:  OTHER INFORMATION:
           None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
          (a)    See Exhibit Index included herein on page 10.

          (b)    Reports on Form 8-K:
                 None.

                               INVIVO CORPORATION
                               INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION OF EXHIBIT

10.14 Credit Agreement dated December 1, 1996 by and between Invivo Corporation and Wells Fargo Bank.

11.1                  Statement of computation of net income per share

27.0                  Financial Data Schedule

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               INVIVO CORPORATION



Date: February 14 , 1997                          By: /s/ John F. Glenn

                                                      JOHN F. GLENN
                                                      Vice President-Finance
                                                      and Chief Financial
                                                      Officer
                                                      (Principal Financial and
                                                      Accounting Officer)