Form 10-Q
period 1997-03-31
INVIVO CORP
filed 1997-05-15
CIK 806168

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to

                         COMMISSION FILE NUMBER 0-15963

                               INVIVO CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            77-0115161
(State or other jurisdiction                                 (IRS Employer
       of incorporation)                                    Identification No.)

            4900 HOPYARD RD. SUITE 210, PLEASANTON, CALIFORNIA 94588
               (Address of principal executive offices) (Zip Code)

                            TELEPHONE: (510) 468-7600
                         (Registrant's telephone number)

                         -----------------------------

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the issuer's Common Stock, par value $.0008 per share, at March 31, 1997 was 3,246,688 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INVIVO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                    JUNE 30,
                                                                                      1996
                                                                  MARCH  31,    (DERIVED FROM
                                                                     1997       AUDITED FINANCIAL
                                                                 (UNAUDITED)       STATEMENTS)
                                                                 -----------       -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                     $   422,500           436,200
   Trade receivables, net                                          8,992,800         6,415,500
   Inventories                                                     6,742,800         5,504,400
   Deferred income taxes                                             587,000           587,000
   Prepaid expenses and other current assets                         592,300           584,500
                                                                 -----------       -----------

        Total current assets                                      17,337,400        13,527,600

Property and equipment, net                                        4,346,700         2,762,900
Intangible and other assets                                        5,780,300         5,913,100
                                                                 -----------       -----------

                                                                 $27,464,400        22,203,600
                                                                 ===========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued expenses                                              $ 1,978,800         1,901,300
   Accounts payable                                                3,743,100         1,636,300
   Current portion of long-term debt and
     bank borrowings                                               3,273,900         2,022,400
   Income taxes payable                                              610,100           384,900
   Other                                                              76,400            92,900
                                                                 -----------       -----------

        Total current liabilities                                  9,682,300         6,037,800

Long-term debt, excluding current portion                          1,526,900           729,500
Deferred income taxes                                                160,700           160,700

        Total liabilities                                         11,369,900         6,928,000
                                                                 -----------       -----------

Stockholders' equity:
  Common stock                                                         2,600             2,600
  Additional paid-in capital                                      12,708,300        12,594,000
  Retained earnings                                                3,383,600         2,679,000
                                                                 -----------       -----------

        Total stockholders' equity                                16,094,500        15,275,600
                                                                 -----------       -----------

Commitments and contingencies                                    $27,464,400        22,203,600
                                                                 ===========        ==========


See accompanying note to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              MARCH 31,                           MARCH 31,
                                        1997              1996             1997              1996
                                        ----              ----             ----              ----
Sales                               $10,002,600        7,905,000        27,395,800        23,612,100
Cost of goods sold                    5,014,600        3,876,900        13,933,700        11,556,600
                                    -----------        ---------        ----------        ----------

   Gross profit                       4,988,000        4,028,100        13,462,100        12,055,500

Operating expenses:
  Selling, general
    and administrative                3,726,900        2,448,300        10,446,800         6,883,700
  Research and experimental             576,800          541,400         1,778,500         1,513,900
                                    -----------        ---------        ----------        ----------

   Total operating expenses           4,303,700        2,989,700        12,225,300         8,397,600
                                    -----------        ---------        ----------        ----------

   Income from operations               684,300        1,038,400         1,236,800         3,657,900

Other income (expense):
  Interest expense                      (84,300)         (28,300)         (205,300)         (129,000)
  Other, net                             11,200           36,600            36,000            64,900
                                    -----------        ---------        ----------        ----------

   Income before income taxes           611,200        1,046,700         1,067,500         3,593,800

Income tax expense                      207,800          355,900           362,900         1,221,900
                                    -----------        ---------        ----------        ----------

   Net income                       $   403,400          690,800           704,600         2,371,900
                                    ===========        =========        ==========        ==========

Net income per common share         $       .12              .20               .20               .69
                                    ===========        =========        ==========        ==========

Weighted average common
 shares outstanding                   3,491,181        3,455,830         3,472,830         3,461,187
                                    ===========        =========        ==========        ==========


See accompanying note to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                 1997               1996
                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $   704,600          2,371,900
  Adjustments to reconcile net income to
    cash (used in) provided by operating activities:
      Depreciation and amortization                              537,600            435,400
      Change in operating assets and liabilities:
          Trade receivables                                   (2,577,300)          (615,600)
          Inventories                                         (1,238,400)          (709,500)
          Prepaid expenses and other current assets               (7,800)            24,400
          Accrued expenses                                        77,500           (360,900)
          Accounts payable                                     2,106,800            357,100
          Income taxes payable                                   225,200            221,300
          Other current liabilities                              (16,500)            24,800
                                                             -----------         ----------
   Net cash (used in) provided by operating activities          (188,300)         1,748,900
                                                             -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                          (2,007,200)          (472,200)
Payment for business acquired                                         --           (963,400)
Intangible asset acquired                                        (35,000)                --
                                                             -----------         ----------
   Net cash used in investing activities                      (2,042,200)        (1,435,600)
                                                             -----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                              114,300             84,100
  Bank borrowings                                              2,238,500            915,000
  Proceeds from notes receivable                                  53,600                 --
                                                             -----------         ----------
  Principal payments under acquisition notes
   payable, long term debt and other                            (189,600)        (1,431,400)
                                                             -----------         ----------
  Net cash provided by (used in) financing activities         2,216,800           (432,300)
                                                             -----------         ----------
Net decrease in cash and cash equivalents                        (13,700)          (119,000)
Cash and cash equivalents at beginning of period                 436,200            321,600
                                                             -----------         ----------
Cash and cash equivalents at end of period                   $   422,500            202,600
                                                             ===========         ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                            $   137,800            951,800
                                                             ===========         ==========
     Interest                                                $   205,400            129,100
                                                             ===========         ==========


See accompanying note to consolidated financial statements.

                               INVIVO CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated balance sheet as of March 31, 1997 and the related consolidated statements of income for the three and nine month periods ended March 31, 1997 and 1996; and the consolidated statements of cash flows for the nine month periods ended March 31, 1997 and 1996 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

         The financial statements and note are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

Sales

         Sales for the third quarter ended March 31, 1997 were $10,002,600, an increase of 26.5% over sales of $7,905,000 for the same period of fiscal 1996. Sales for the nine month period increased 16.0% to $27,395,800 compared with $23,612,100 in the same period last year. The sales increase for the three and nine month periods was primarily due to sales of the "Millennia", the new portable multi-parameter vital signs monitor introduced by the Company's patient safety monitoring business in the first quarter of fiscal 1997. Sales for the third quarter ended March 31, 1997 were also positively affected by increased sales of the Company's MRI vital signs monitors. Sales growth at the Company's oxygen monitoring and industrial process control businesses for the three and nine month periods of fiscal 1997 offset a sales decline at the Company's gas detection business.

Gross Profit

         The gross profit margin declined for the three and nine month periods ended March 31, 1997 to 49.9% and 49.1% from 51.0% and 51.1%, respectively, in the prior fiscal periods. The decline was primarily due to the product mix of sales at the Company's patient safety monitoring business as the "Millennia" monitor has lower gross margins than the MRI vital signs monitor. Additional production costs associated with the resolution of certain product issues encountered in the initial production runs of the "Millennia" monitor also contributed to the lower gross margins for the nine month period ended March 31, 1997. Increased sales at the Company's oxygen monitoring business was also a factor as that business has inherently lower gross margins than the Company's other businesses.

Operating Expenses

         Selling, general and administrative expenses for the three and nine month periods ended March 31, 1997 increased 52.2% or $1,278,600 and 51.8% or $3,563,100, respectively, over the previous fiscal periods. Selling, general and administrative expenses were 37.2% and 38.1% of sales for the three and nine month periods ended March 31, 1997 compared with 31.0% and 29.2%, respectively, for the same periods fiscal 1996. The increase in these expenditures in aggregate and as a percentage of sales was due to a significant increase in the Company's direct sales force and sales and marketing infrastructure in connection with the introduction of its new "Millennia" vital signs monitor.

         Research and experimental expenses were 5.8% and 6.5% of sales for the three and nine month periods ended March 31, 1997 compared to 6.8% and 6.4% for the same periods in fiscal 1996. The increase in aggregate research and experimental expenses for the three and nine month periods ended March 31, 1997 was due to higher research and experimental expenditures on behalf of the patient safety monitoring business as the Company continues its efforts in developing and enhancing its new multi-parameter vital signs monitor and other vital signs monitoring products.

Other Income and Expense

         Interest expense increased to $84,300 and $205,300 for the three and nine months ended March 31, 1997 compared with $28,300 and $129,000 for the same periods in fiscal 1996. This increase was the result of increased outstandings on the Company's revolving bank line of credit along with the increased mortgage on the Company's recently expanded patient safety monitoring facility.

Provision for Income Taxes

         The effective tax rate for the first nine months of fiscal 1997 remained at approximately 34.0%.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 1997 increased to $7,655,100 compared with $7,489,800 at June 30, 1996. Cash and cash equivalents at March 31, 1997 were $422,500 compared with $436,200 at June 30, 1996. Net cash used in operating activities was $188,300 for the nine months ended March 31, 1997 compared with $1,748,900 provided by operations for the nine months ended March 31, 1996. This decrease was the result of the decline in net income and negative changes in operating assets and liabilities particularly inventories and accounts receivable at the patient safety monitoring business. Capital expenditures were $2,007,200 for the nine months ended March 31, 1997 compared to $472,200 for the first nine months of fiscal 1996. The increase was primarily due to the significant increase in sales demonstration equipment for the expanded direct sales force at the patient safety monitoring business along with the expansion of the patient safety monitoring facility in Orlando, Florida.

         In fiscal 1993, the Company purchased 80% of the outstanding common stock of Invivo Research, Inc. The agreement provided for a contingent payment resulting in an initial payment of $1,000,000 made on July 15, 1994 and a final payment of $2,000,000 paid on July 15, 1995. In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research, Inc. shares. The contingent purchase price for such shares is to be paid in one or more installments. One-fifth of the price "vests" on each of January 1, 1996, 1997 and 1998 and two-fifths vest on January 1, 1999. The former Invivo Research shareholders can make one election each year beginning in 1996 to be paid any vested payment. The amount of any payment is based on the after tax profits of Invivo Research for the calendar year preceding the year that the payment is made, regardless of when the payment vested, subject to a minimum share price if certain milestones are achieved. The former Invivo Research shareholders must, generally, elect to receive a payment in any calendar year by giving notice to the Company by March of that year and the payment so elected is to be made on June 1 of that year. The payments are to be made in cash, but if the shareholders require that more than one-fifth of the payments be made in any year, the Company can elect to make the excess amount of the payment in the form of its shares. In March of 1996, the former Invivo Research shareholders elected to be paid on their first installment. Based on the 1995 calendar year results for Invivo Research, payment was made on June 1, 1996, for $987,900. The Company was informed in March of 1997 that the former Invivo Research shareholders would not elect to be paid on their "vested" second installment in June of 1997.

         Bank borrowings increased $2,238,500 in the first nine months of fiscal 1997. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. On December 1, 1996, the Company renewed the $4,000,000 bank line of credit to December 1, 1997. At March 31, 1997, $3,160,000 was outstanding on the line of credit. In September of 1996, the Company obtained construction financing of approximately $900,000 to finance the expansion of its patient safety monitoring facility in Orlando, Florida. Construction was completed in February of 1997.

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

         In April, 1996 the Company's Invivo Research subsidiary received FDA approval to market the "Millennia", its new portable multi-parameter vital signs monitor. The Company believes this product will enable it to expand from its current MRI monitoring market niche into the much larger mainstream patient monitoring market. The Company expects this product to have a substantial impact on future revenue growth and that its future financial results will to a large extent depend on the success of this product. Therefore, revenue and earnings growth for the Company's upcoming fourth quarter as compared to the third quarter ended March 31, 1997 will largely depend on the revenue contribution made by the "Millennia".

         The success of the "Millennia" will be dependent on a variety of factors, some of which may be beyond the control of the Company. Among the factors that could cause actual results to differ from those forecast by the Company are: economic conditions affecting the healthcare industry and general economy; successful integration of the expanded direct sales force; successful implementation of the product marketing strategy; competitive factors, such as competitor's new products and pricing pressures; and manufacturing effectiveness, efficiency and capacity.

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



                               INVIVO CORPORATION



Date:  May  15, 1997                          By:     /s/ JOHN F. GLENN
                                                      -------------------------
                                                      Vice President-Finance
                                                      and Chief Financial
                                                      Officer
                                                      (Principal Financial and
                                                      Accounting Officer)