Form 10-K405
period 1997-06-30
INVIVO CORP
filed 1997-09-29
CIK 806168

                                    FORM 10K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended JUNE 30, 1997
                              -------------

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to ________

Commission file number    0-15963
                        -----------

                               INVIVO CORPORATION

             (Exact name of registrant as specified in its charter)

          DELAWARE                                         77-0115161
          --------                                         ----------
  (State or other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)

4900 HOPYARD RD. #210 PLEASANTON, CALIFORNIA                 94588
--------------------------------------------                 -----
  (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 510-468-7600
                                                            ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                  ------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X     No
          -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on a closing sales price of September 15, 1997 the aggregate market value of registrant's voting Common Stock held by non-affiliates of the registrant was approximately $17,785,800

There were 3,255,668 shares of the registrant's Common Stock, $.0008 par value, outstanding on September 15, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later that 120 days after the end of the fiscal year (June 30, 1997) are incorporated by reference in Part III.

                                     PART I

ITEM 1.BUSINESS

GENERAL

Invivo Corporation and subsidiaries (the "Company") are engaged in the design, manufacture and marketing of sensor-based instruments for the medical devices, safety and industrial process control markets.

Through its medical devices subsidiary Invivo Research, the Company offers a line of patient safety monitors capable of continuous measurement of multiple vital signs in the medical care environment. Invivo Research pioneered the development of vital signs monitoring during magnetic resonance imaging, or MRI. Opportunities exist in this market both for retrofitting MRI equipment not presently equipped with monitoring devices and for supplementing the capabilities of new systems being sold to health care providers. Invivo Research continues to be the dominant provider of vital signs monitoring in the MRI environment.

In July 1996 the Company's Invivo Research subsidiary introduced its new "Millennia" portable multi-parameter vital signs monitor. The Company believes this product positions it to expand from its current MRI monitoring market niche into the much larger mainstream patient monitoring market.

Invivo Research markets its products primarily to end users through its own direct sales force. With respect to its MRI monitoring equipment, the Company has original equipment manufacturer ("OEM") or similar relationships with General Electric, Siemens Medical Systems, Philips Medical Systems and Hitachi.

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

The Company also manufactures and markets products for the industrial process control business. Its products for this market consist of pressure sensors and non-contact infrared temperature measuring devices.

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

The Company has pioneered multi-parameter vital signs monitoring equipment for patient safety during magnetic resonance imaging (MRI). MRI is a relatively recent diagnostic tool that uses electromagnetic fields and radio frequency to perform non-invasive imaging. Since direct viewing and access to the patient is limited during MRI, accurate methods for patient monitoring are desirable to ensure the safety of the patient. The Company's MRI monitoring system is designed for true MRI compatibility. The proper operation of the monitoring system in the MRI environment requires special design features that 1) prevent degradation of the diagnostic MRI quality and 2) eliminate interference in the monitor's signal and wave form capabilities by radio frequencies and magnetic fields. The Company's MRI monitoring system provides continuous monitoring of ECG, respiration, heart rate, blood oxygen saturation, non-invasive blood pressure and end-tidal CO(2).

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

The Company's other monitors include a non-invasive blood pressure monitor utilizing digital signal processing for fast and consistent measurements; an inexpensive multi-parameter vital signs monitor designed specifically for the low-end international market; a stand- alone pulse oximetry unit; and a dual parameter unit that monitors blood pressure and oxygen saturation. The Company also manufactures and markets a portable, hand held oxygen saturation monitor which offers a low-cost, transportable monitoring unit for pulse oximetry.

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

The infrared non-contact temperature measuring products are used in a wide variety of industrial process control applications. These applications include the fabrication of semiconductors, the manufacturing of metals and glass, and miscellaneous automotive, plant maintenance, construction, and food preparation applications. In fiscal 1997, the Company introduced the "quickTemp", a hand-held, pocket-sized infrared non-contact thermometer. The Company believes the "quickTemp" competes favorably on size and price.

PRODUCT REVENUES

The percentage of the Company's revenues contributed by its medical device line of products was 52%, 49% and 55%, respectively, for fiscal years 1995, 1996, and 1997. The percentage of the Company's revenues contributed by its safety line of products was 36%, 39% and 34%, respectively, for fiscal years 1995, 1996, and 1997.

MARKETS AND SALES

The Company's patient safety monitoring products are sold in the United States through Invivo Research's direct sales force. Sales throughout the rest of the world are handled through distributors, assisted by the Company's international sales personnel. In fiscal 1997, Invivo Research hired a salesperson in Europe and in the Far East to oversee the respective distribution networks in those markets. In connection with the introduction of the "Millennia" vital signs monitor, the Company significantly expanded the Invivo Research direct domestic sales force.

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

Foreign sales represented 15%, 20% and 22% of the Company's total sales in fiscal 1995, 1996, and 1997. The Company is actively trying to expand its international presence, especially in the patient safety monitoring business.

The Company's backlog of unfilled purchase orders for all its products was approximately $3.5 million as of June 30, 1997, compared to approximately $3.3 million as of June 30, 1996 and approximately $4.0 million as of June 30, 1995. The Company expects to ship in fiscal

1998 all of the June 30, 1997 backlog. Because of customer changes in delivery schedules and cancellation of orders, the Company's backlog as of any particular date may not be representative of the Company's actual sales for any succeeding fiscal period. Historically, order cancellations have not been significant. The Company's businesses are not inherently seasonal, although for some of the Company's businesses orders and shipments in the Company's first and second quarters have been historically lower than in the third and fourth quarters.

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

COMPETITION

The medical device markets in which the Company competes include MRI and non-MRI monitoring. The Company is aware of only one other current competitor in the United States for its MRI monitors. The non-MRI patient safety monitoring market in which the Company competes is highly competitive, including primarily companies that are much larger than the Company with significantly greater financial resources. The Company estimates there are approximately fifteen to twenty competitors in the non-MRI vital signs monitoring market. The Company believes its recently introduced "Millennia" monitor compares favorably with those of the major competitors in terms of features and price.

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

The markets for the Company's other products are, in general, characterized by a limited number of competitors; however, these markets are highly competitive. The Company estimates there are generally five to ten competitors in each of these markets.

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

RESEARCH AND EXPERIMENTAL

During fiscal years 1995, 1996, and 1997 the Company's research and experimental expenses were approximately $1.8 million, $2.1 million, and $2.4 million, respectively. The increase in these expenses in fiscal 1996 and 1997 was due to research and experimental expenditures on behalf of the patient safety monitoring business.

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

GOVERNMENTAL REGULATION

The patient safety monitoring devices manufactured and marketed by the Company are subject to regulation by the United States Food and Drug Association ("FDA") and, in some instances, corresponding state and foreign governmental agencies. The Company's manufacturing facilities and the manufacture of its products are subject to FDA regulations regarding registration of manufacturing facilities, compliance with FDA Good Manufacturing Practices ("GMPs")and the reporting of adverse events. The FDA's recently revised GMPs, titled "Quality System Regulation", now require preproduction design controls and implementation of a full quality assurance system along with standards for manufacturing processes and facilities and record-keeping for device failure and complaint investigations. The Company is subject to periodic on-site inspection for compliance with such regulations. The FDA may also conduct investigations and evaluations of the Company's products at its own initiative or in response to customer complaints or reports of malfunctions. If the FDA believes that its regulations have been violated, it has extensive enforcement authority including the power to seize, embargo or restrain entry of products from the market and to prohibit the operation of manufacturing facilities until the noted deficiencies are corrected to their satisfaction. The Company believes it is in compliance with applicable FDA regulations.

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

EMPLOYEES

As of June 30, 1997, the Company had 286 employees, all of whom were full-time. The Company is not a party to any collective bargaining agreement and has not experienced a strike or work stoppage. The Company considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth information with respect to the real property owned or leased by the Company and its subsidiaries which the Company considers material to its business.

                                                                 Ownership or
                             General Character                    Expiration
Location                     and Use of Property                 Date of Lease
--------                     -------------------                 -------------
Fremont, California       18,000 square-foot building             April, 2001
                          used as the Company's manufacturing
                          and distribution facility for its
                          gas calibration and process
                          control products

Orlando, Florida          42,000 square-foot building used        Owned
                          as the manufacturing, distribution,
                          and administration facility for
                          the Company's patient safety
                          monitoring products

Cucamonga, California     24,000 square-foot building used        December, 1998
                          as the manufacturing, distribution,
                          and administration facility for
                          the Company's oxygen monitoring
                          products

Miramar, Florida          9,000 square-foot building used         June, 1999
                          as the manufacturing, distribution,
                          and administration facility for
                          the Company's gas detection and
                          monitoring products

From time to time, the Company leases smaller facilities as its needs dictate. The Company considers its facilities to be sufficient for its current operations.

ITEM 3. LEGAL PROCEEDINGS

In March of 1996, the Company's Invivo Research subsidiary was named as one of two third-party defendants in a lawsuit by Southern Nevada Surgical Center and Surgex in the District Court of Clark County in the State of Nevada. The underlying action in this matter stems from an incident involving a surgical patient at the Southern Nevada Surgical Center. The individual filed a lawsuit against the Surgical Center and the physicians performing the surgery. The Company is aware that a substantial settlement was made to the patient by the defendants in that action. Southern Nevada Surgical Center and Surgex are now attempting to obtain indemnity and contribution from the manufacturer of the ventilating machine and Invivo Research, the manufacturer of the vital signs monitor. Discovery in this matter has not yet been completed and no trial date has been set. While the Company believes that the vital signs monitor operated properly and was properly designed for the its intended function, the outcome of this litigation cannot be predicted with certainty at this time.

In July of 1995, the Company's Sierra Precision subsidiary was added as one of three defendants in a wrongful death lawsuit by the estate of an individual originally commenced in 1994 in Hampden County Superior Court of Massachusetts. The lawsuit arose from the death of the individual in a drowning accident while scuba diving. The individual was allegedly equipped with, along with other diving equipment, a submersible pressure gauge manufactured by Sierra Precision. All three defendants have denied liability and have pleaded by way of affirmative defense that the death was due to the diver's own negligence. The parties are still engaged in discovery with a trial date expected for early 1998.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are listed below, together with brief accounts of their business experience and certain other information.

Name                    Age        Position
----                    ---        --------
James B. Hawkins        41         President and
                                   Chief Executive Officer

John F. Glenn           36         Vice President, Finance
                                   Chief Financial Officer

F. Larry Young          38         Vice President, Operations

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

                                           Year Ended
                               June 30, 1997         June 30, 1996
                               -------------         -------------
                               High      Low         High      Low
                               ----      ---         ----      ---
        First Quarter           11         9-1/4      17-1/4    11-1/2
        Second Quarter          14-1/4    10          16-3/8    13-1/2
        Third Quarter           15-3/8    12          15-1/2    12
        Fourth Quarter          11-3/4     6-5/8      14         9-3/4

(b) Holders

The number of holders of record of the Company's Common Stock at June 30, 1997 was 78. The approximate number of holders, including participants in security position listings as of September, 1997, was 1,400.

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

                                                   YEAR ENDED JUNE 30,
                                    1993        1994       1995       1996       1997
                                    ----        ----       ----       ----       ----
                                        (in thousands, except per share amount)

OPERATIONS DATA:
Sales                             $ 19,289     $27,801    $32,489    $31,391    $35,904

Net Income(loss)(1)                 (5,891)      2,881      3,348      2,472        316

Net Income(loss) per
 common share                        (1.90)        .86        .99        .72        .09

Weighted average common
shares and common share
 equivalents outstanding             3,151       3,359      3,390      3,456      3,445

BALANCE SHEET DATA:

Working capital                      4,018       5,477      6,428      7,490      7,424

Total assets                        13,613      17,427     19,860     22,204     26,612

Long-term debt                       1,907       3,367        926        730      1,584

Stockholders' equity                 6,053       9,137     12,616     15,276     15,815

(1) The results of fiscal 1993 include the write off of $7,385,800 in acquired in-process research and development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

NET SALES

The Company's net sales for fiscal 1997 increased 14.4% to $35,903,500 from $31,390,900 in fiscal 1996. The sales increase in fiscal 1997 was primarily due to sales of the "Millennia", the new portable multi-parameter vital signs monitor introduced by the Company's patient safety monitoring business in the first quarter of fiscal 1997. Sales growth at the Company's oxygen monitoring and industrial process control businesses for fiscal 1997 offset a sales decline at the Company's gas detection business.

GROSS PROFIT

The gross profit margin declined in fiscal 1997 to 48.1% from 49.6% in fiscal 1996. The decline was primarily due to the product mix of sales at the Company's patient safety monitoring business as the "Millennia" monitor has lower gross margins than the MRI vital signs monitor. The increased sales at the Company's oxygen monitoring business also contributed to the margin decline as that business has lower gross margins than the Company's other businesses.

OPERATING EXPENSES

Selling, general and administrative expenses in fiscal 1997 increased 46.3% or $4,483,600 over fiscal 1996 levels. Selling, general and administrative expenses were 39.5% of sales in fiscal 1997 compared with 30.9% for fiscal 1996. The aggregate and percentage of sales increases in these expenditures were due the Company's significantly increasing the direct sales force and adding sales and marketing management and infrastructure at the patient safety monitoring business in connection with the introduction of the "Millennia" monitor.

Research and experimental expenses remained stable at 6.8% of sales in fiscal 1997. The increase of $353,400 in aggregate research and experimental expenses in fiscal 1997 was due to higher research and experimental expenditures on behalf of the patient safety monitoring business as the Company continued to enhance its "Millennia" monitor and develop next generation vital signs monitoring products.

OTHER INCOME AND EXPENSE

Interest expense increased to $251,400 for fiscal 1997 compared with $175,200 in fiscal 1996. The increase was the result of increased borrowings on the Company's revolving bank line of credit along with the increased mortgage on the Company's recently expanded patient safety monitoring facility.

PROVISION FOR INCOME TAXES

The effective tax rate for fiscal 1997 remained stable at 34%.

FISCAL 1996 COMPARED TO FISCAL 1995

NET SALES

The Company's net sales for fiscal 1996 decreased 3.4% to $31,390,900 from $32,489,300 in fiscal 1995. The decrease was largely the result of a decline in sales of the Company's MRI vital signs monitors at its patient safety monitoring business. The Company believes that the decline was primarily attributable to the restructuring of the sales management at its patient safety monitoring business and the loss of certain sales personnel in connection with the Company's decision to expand and upgrade that sales force. In addition, sales of the older non-MRI vital signs monitors were adversely affected by the introduction of the Company's "Millennia" multi-parameter vital signs monitor. The new monitor received FDA approval in April, 1996 and was introduced in July, 1996. Continued strong sales growth for the Company's "Micromax" portable multi-gas monitor at its gas detection business partially offset the sales declines at the patient safety monitoring business and oxygen monitoring business in fiscal 1996.

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

Research and experimental expenses for fiscal 1996 increased $254,200 or 13.8% over fiscal 1995 expenditures. Research and experimental expenses were 6.7% of sales for fiscal 1996 compared to 5.7% for fiscal 1995. The increase as a percentage of sales as well as in aggregate research and experimental expenses in fiscal 1996 was due to higher research and experimental expenditures on behalf of the patient safety monitoring business in connection with the development of the "Millennia" vital signs monitor.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1997 decreased slightly to $7,474,100 compared with $7,489,800 at June 30, 1996. Cash and cash equivalents at June 30, 1997 were $171,100 compared with $436,200 at June 30, 1996. Net cash used in operating activities was $585,200 for fiscal 1997 compared with net cash provided by operating activities of $2,725,900 for fiscal 1996. The decrease in net income and the increase in trade receivables and inventories more than offset an increase in depreciation and amortization and operating liabilities. Capital expenditures were $2,380,500 for fiscal 1997 compared to $769,300 in fiscal 1996. The increase was primarily due to the significant increase in sales and demonstration equipment for the expanded direct sales force at the patient safety monitoring business along with the expansion of the patient safety monitoring facility in Orlando, Florida.

In fiscal 1993, the Company purchased 80% of the outstanding common stock of Invivo Research, Inc. The agreement provided for a contingent payment resulting in an initial payment of $1,000,000 made on July 15, 1994 and a final payment of $2,000,000 paid on July 15, 1995. In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research, Inc. shares. The contingent purchase price for such shares is to be paid in one or more installments. One-fifth of the price "vests" on each of January 1, 1996, 1997 and 1998 and two-fifths vest on January 1, 1999. The former Invivo Research shareholders can make one election each year beginning in 1996 to be paid any vested payment. The amount of any payment is based on the after tax profits of Invivo Research for the calendar year preceding the year that the payment is made, regardless of when the payment vested, subject to a minimum share price if certain milestones are achieved. The former Invivo Research shareholders must, generally, elect to receive a payment in any calendar year by giving notice to the Company by March of that year and the payment so elected is to be made on June 1 of that year. The payments are to be made in cash, but if the shareholders require that more than one-fifth of the payments be made in any year, the Company can elect to make the excess amount of the payment in the form of its shares. The Company was informed in March of 1996 that the former Invivo Research shareholders would elect to be paid on their first installment. Based on the 1995 calendar year results for Invivo Research, payment was made on June 1,

1996, for $987,900. The former Invivo Research shareholders did not elect to be paid on their vested second installment in June of 1997.

Bank borrowings increased $2,545,000 in fiscal 1997 as result of the decline in net income and the growth in trade receivables, inventories and capital expenditures. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. In December 1996, the Company renewed the bank line of credit to December 1, 1997. In June of 1997 the Company increased the amount available under the revolving line of credit to $5,000,000. The Company was in breach of its credit agreement at June 30, 1997, due to an operating loss for the quarter ended June 30, 1997. However, the Company's bank waived its default rights with respect to the loss. At June 30, 1997, $3,395,000 was outstanding on the line of credit.

The Company believes that its cash flow from operations and amounts available from the bank line of credit will be adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 1998.

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

In early fiscal 1997, the Company introduced its new "Millennia" portable multi-parameter vital signs monitor and has substantially increased selling, general and administrative expenses in connection with this product coming on line. The Company believes this product positions it to expand from its MRI monitoring market niche into the much larger mainstream patient monitoring market. The Company expects this product to continue to have a substantial impact on future revenue growth and that its future financial results will to a large extent depend on the success of this product.

The success of the "Millennia" will be dependent on a variety of factors, some of which may be beyond the control of the Company. Among the factors that could cause actual results to differ from those anticipated by the Company are: economic conditions affecting the healthcare industry and general economy and competitive factors, such as competitor's new products and pricing pressures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Consolidated Financial Statements:

                                                                          Page
                                                                         Number
                                                                         ------
Independent Auditors' Report                                                19

Consolidated Balance Sheets - June 30, 1997                                 20
and 1996

Consolidated Statements of Income for
the Years Ended June 30, 1997, 1996, and 1995                               21

Consolidated Statements of Stockholders' Equity
for the Years Ended June 30, 1997, 1996, and 1995                           22

Consolidated Statements of Cash Flows for the Years
Ended June 30, 1997, 1996, and 1995                                         23

Notes to Consolidated Financial Statements                               24-34

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Invivo Corporation:

We have audited the accompanying consolidated balance sheets of Invivo Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invivo Corporation and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                        KPMG PEAT MARWICK LLP

Oakland, California
July 30, 1997

                       INVIVO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 1997 and 1996


                   Assets                                         1997           1996
                                                                  ----           ----
Current assets:
    Cash and cash equivalents                                  $   171,100       436,200
    Trade receivables, less allowance for doubtful accounts
        of $371,000 and $231,000 in 1997 and 1996,
        respectively                                             7,898,800     6,415,500
    Inventories                                                  7,100,900     5,504,400
    Deferred income taxes                                          802,300       587,000
    Prepaid expenses and other current assets                      516,200       584,500
                                                               -----------    ----------

               Total current assets                             16,489,300    13,527,600

Property and equipment, net                                      4,460,100     2,762,900
Intangible assets                                                5,442,400     5,595,600
Other assets                                                       219,700       317,500
                                                               -----------    ----------

                                                               $26,611,500    22,203,600
                                                               ===========    ==========

    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                             2,871,000     1,636,300
    Accrued expenses                                             2,153,200     1,901,300
    Current portion of long-term debt and bank borrowings        3,487,900     2,022,400
    Income taxes payable                                           481,200       384,900
    Other                                                           21,900        92,900
                                                               -----------    ----------

               Total current liabilities                         9,015,200     6,037,800

Long-term debt, excluding current portion                        1,584,400       729,500
Deferred income taxes                                              145,400       160,700
Other liabilities                                                   52,000            --
                                                               -----------    ----------

               Total liabilities                                10,797,000     6,928,000
                                                               -----------    ----------

Stockholders' equity:
    Common stock, $.0008 par value; 5,000,000 shares
        authorized; 3,255,668 and 3,225,993 shares issued
        and outstanding in 1997 and 1996, respectively               2,600         2,600
    Additional paid-in capital                                  12,817,400    12,594,000
    Retained earnings                                            2,994,500     2,679,000
                                                               -----------    ----------

               Total stockholders' equity                       15,814,500    15,275,600

Commitments and contingencies                                           --            --
                                                               -----------    ----------

                                                               $26,611,500    22,203,600
                                                               ===========    ==========

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Years ended June 30, 1997, 1996, and 1995


                                                 1997            1996            1995
                                                 ----            ----            ----
Sales                                        $ 35,903,500      31,390,900      32,489,300
Cost of goods sold                             18,618,900      15,810,900      15,843,200
                                             ------------     -----------     -----------

           Gross profit                        17,284,600      15,580,000      16,646,100
                                             ------------     -----------     -----------

Operating expenses:
    Selling, general, and administrative       14,174,300       9,690,700       9,501,100
    Research and experimental                   2,448,800       2,095,400       1,841,200
                                             ------------     -----------     -----------

           Total operating expenses            16,623,100      11,786,100      11,342,300
                                             ------------     -----------     -----------

           Income from operations                 661,500       3,793,900       5,303,800

Other income (expense):
    Interest expense                             (251,400)       (175,200)       (114,800)
    Other, net                                     67,900         126,700          64,300
                                             ------------     -----------     -----------

           Income before income taxes             478,000       3,745,400       5,253,300

Income tax expense                                162,500       1,273,400       1,905,000
                                             ------------     -----------     -----------

           Net income                        $    315,500       2,472,000       3,348,300
                                             ============     ===========     ===========

Net income per common share                  $        .09             .72             .99
                                             ============     ===========     ===========

Weighted average common shares and common
        share equivalents outstanding           3,445,326       3,455,501       3,389,980
                                             ============     ===========     ===========



See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years ended June 30, 1997, 1996, and 1995


                                                              (Accumulated
                              Common stock      Additional      deficit)         Total
                            ----------------     paid-in        retained      stockholders'
                            Shares    Amount     capital        earnings         equity
                            ------    ------     -------        --------         ------
Balances as of June 30,
  1994                     3,180,093  $2,500    12,275,500      (3,141,300)     9,136,700

Proceeds from exercise
  of options                  19,950     100        78,600             --          78,700

Tax benefit from exercise
  of options                      --      --        52,400             --          52,400

Net income                        --      --            --      3,348,300       3,348,300
                           ---------  ------    ----------     ----------      ----------

Balances as of June 30,
  1995                     3,200,043   2,600    12,406,500        207,000      12,616,100

Proceeds from exercise
  of options                  25,950      --        84,100             --          84,100

Tax benefit from exercise
  of options                      --      --       103,400             --         103,400

Net income                        --      --            --      2,472,000       2,472,000
                           ---------  ------    ----------     ----------      ----------

Balances as of June 30,
  1996                     3,225,993   2,600    12,594,000      2,679,000      15,275,600

Proceeds from exercise
  of options                  29,675      --       161,000             --         161,000

Tax benefit from exercise
  of options                      --      --        62,400             --          62,400

Net income                        --      --            --        315,500         315,500
                           ---------  ------    ----------     ----------      ----------

Balances as of June 30,
  1997                     3,255,668  $2,600    12,817,400      2,994,500      15,814,500
                           =========  ======    ==========      =========      ==========


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1997, 1996, and 1995


                                                            1997            1996           1995
                                                            ----            ----           ----
Cash flows from operating activities:
    Net income                                           $   315,500      2,472,000      3,348,300
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                        745,900        601,400        509,800
        Loss (gain) on sale of property and equipment         21,200         31,200        (38,800)
        Deferred income taxes                               (230,600)       (72,300)       106,000
        Changes in operating assets and liabilities:
           Trade receivables                              (1,483,300)      (215,900)    (1,490,800)
           Inventories                                    (1,596,500)      (412,500)      (530,400)
           Prepaid expenses and other current assets          68,300       (128,000)         7,900
           Accrued expenses                                  251,900        (65,900)       195,500
           Accounts payable                                1,234,700        292,800        256,900
           Income taxes payable                              158,700        220,500        (66,000)
           Other current liabilities                         (71,000)         2,600         28,300
                                                         -----------     ----------     ----------

               Net cash (used in) provided by
                 operating activities                       (585,200)     2,725,900      2,326,700
                                                         -----------     ----------     ----------

Cash flows from investing activities:
    Capital expenditures                                  (2,380,500)      (769,300)      (764,300)
    Proceeds from sale of property and equipment              69,400         17,000         63,900
    Intangible assets                                             --       (987,900)            --
    Other                                                    149,800       (297,400)       (25,000)
                                                         -----------     ----------     ----------

               Net cash used in investing activities      (2,161,300)    (2,037,600)      (725,400)
                                                         -----------     ----------     ----------

Cash flows from financing activities:
    Issuances of common stock                                161,000         84,100         78,700
    Bank borrowings (repayments), net                      2,545,000      1,800,000        (50,000)
    Principal payments under acquisition notes
      payable and long-term debt                            (224,600)    (2,457,800)    (1,524,100)
                                                         -----------     ----------     ----------

               Net cash provided by (used in)
                 financing activities                      2,481,400       (573,700)    (1,495,400)
                                                         -----------     ----------     ----------

Net (decrease) increase in cash and cash equivalents        (265,100)       114,600        105,900

Cash and cash equivalents at beginning of year               436,200        321,600        215,700
                                                         -----------     ----------     ----------

Cash and cash equivalents at end of year                 $   171,100        436,200        321,600
                                                         ===========     ==========     ==========


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1997, 1996, and 1995



 (1)  BUSINESS AND ACCOUNTING POLICIES

      THE COMPANY

      Invivo Corporation and subsidiaries (the Company) are engaged in the design, manufacture, and marketing of sensor-based instruments for health, safety, and industrial process control applications.

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

      INCOME TAXES

      The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

      INTANGIBLE ASSETS

      Intangible assets include patents and the cost in excess of amounts otherwise assigned to net assets of businesses acquired (goodwill). Patents are amortized on a straight-line basis over their approximate useful lives, not to exceed 17 years. Goodwill is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of goodwill by projecting results of operations over the remaining useful lives of the businesses acquired. Accumulated amortization as of June 30, 1997 and 1996 was approximately $708,400 and $555,200, respectively. Amortization expense was approximately $153,400, $136,100 and $132,800 for 1997, 1996, and 1995, respectively.

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

      IMPAIRMENT OF LONG-LIVED ASSETS

      In fiscal 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity by reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. As of June 30, 1997, the Company identified no long-lived assets or identifiable intangibles which were impaired.

      RESEARCH AND DEVELOPMENT COSTS

      Research and development costs related to the design, development and testing of new monitors, applications and technologies are charged to expense as incurred.

      ACCOUNTING FOR STOCK OPTIONS

      Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. On July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions required by SFAS No. 123.

      TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

      The Company adopted the Financial Accounting Standards Board SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The adoption of this statement has not had a significant impact on the Company's financial position, results of operations, or liquidity.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The amounts recorded for financial instruments in the Company's consolidated financial statements approximate fair value as defined in Statement of Financial Accounting Standards No. 107.

      RECENT ACCOUNTING PRONOUNCEMENTS

      EARNINGS PER SHARE

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. The statement specifies the computation, presentation and disclosure requirements for earnings per share and is effective for periods ending after December 15, 1997, and will be adopted by Invivo Corporation in the third quarter of fiscal year 1998. Earnings per share as calculated under the provisions of Statement of Financial Accounting Standards No. 128 for the three years ended June 30, 1997, 1996 and 1995 is as follows:

                                            1997          1996          1995
                                            ----          ----          ----
      Basic earnings per share              $.10          $.77          $1.05
                                            ====          ====          =====

      Diluted earnings per share            $.09          $.72          $ .99
                                            ====          ====          =====

      DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure. The statement is effective for periods ending after December 15, 1997. This statement will have no impact on Invivo's disclosures within the financial statements.

      REPORTING COMPREHENSIVE INCOME

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by Invivo Corporation in fiscal year 1999.

      DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way the public business enterprises are to report information about operating segments in the annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The statement is effective for periods beginning after December 15, 1997, and will be adopted by Invivo Corporation in fiscal year 1999.

(2)   ACQUISITION OF INVIVO RESEARCH INC.

      On December 31, 1992, the Company acquired 80% of the outstanding common stock of Invivo Research Inc., a company which designs, manufactures, and markets sensor-based patient safety devices.

      In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research Inc. shares. The purchase price for the remaining shares is to be paid to the seller over a five year period. The value of each installment will be determined based upon a formula involving after-tax profits, on a calendar year basis, and is subject to a minimum share price if certain milestones are achieved. Each installment is to be paid on June 1 following the previous calendar year end. At the election of the seller, each installment may be postponed until the next measurement date, but no later than December 31, 1998. On June 1, 1996, one installment in the amount of $987,900 was paid to the seller. The current years installment has been deferred until June 1, 1998 and will be based upon calendar year 1997 results. The final two installments are due June 1, 1999 based upon calendar year 1998 results.

 (3)  INVENTORIES

      A summary of inventories as of June 30 follows:

                                                1997             1996
                                                ----             ----
           Raw materials                     $3,804,500        3,563,500
           Work in process                    1,180,100        1,002,400
           Finished goods                     2,116,300          938,500
                                             ----------        ---------
                                              7,100,900        5,504,400

 (4)  PROPERTY AND EQUIPMENT

      A summary of property and equipment as of June 30 follows:

                                                                  1997         1996
                                                                  ----         ----
           Land and building                                   $2,324,800    1,290,100
           Equipment                                            3,935,800    2,784,300
           Furniture and fixtures                                 960,100      895,200
           Vehicles                                               147,000      147,000
                                                               ----------    ---------

                                                                7,367,700    5,116,600
           Less accumulated depreciation and amortization       2,907,600    2,353,700
                                                               ----------    ---------

                                                               $4,460,100    2,762,900
                                                               ==========    =========

 (5)  DEBT AND BANK BORROWINGS

      A summary of debt and bank borrowings as of June 30 follows:

                                                                          1997         1996
                                                                          ----         ----
        Term loan with principal payable in monthly installments
          of approximately $27,100 and interest payable monthly at
          prime plus 1/4%; principal and interest payments were
          paid in full by December 31, 1996; secured by accounts
          receivable and inventory and equipment                       $       --      189,600

        Term loan payable in monthly installments of approximately
          $8,700, including interest at LIBOR plus 2.5%; secured
          by land and building                                          1,677,300      762,300

        Borrowings under the $5,000,000 revolving line of credit,
          which expires and is payable on December 1, 1997;
          collateralized by accounts receivable and inventory and
          equipment; interest payable monthly at the prime rate         3,395,000    1,800,000
                                                                        ---------    ---------

                                                                        5,072,300    2,751,900
           Less current portion                                         3,487,900    2,022,400
                                                                       ----------    ---------

                                                                       $1,584,400      729,500
                                                                       ==========    =========

      The aggregate maturities of long-term debt and bank borrowings are as follows:

          Year ending June 30,
          --------------------
                  1998                                         $3,487,900
                  1999                                            104,600
                  2000                                            104,600
                  2001                                            104,600
                  2002                                            104,600
               Thereafter                                       1,166,000
                                                               ----------
                                                               $5,072,300
                                                               ==========

      In June 1997, the Company and its bank lender agreed to renew the revolving line of credit to December 1, 1997 and increase the amount available under the revolving line of credit from $4,000,000 to $5,000,000. The revolving line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth, a minimum working capital balance, quarterly profitability, a minimum debt service ratio, and prohibits the Company from paying dividends. As of June 30, 1997, $1,605,000 was available under the revolving line of credit.

      In July 1996, the Company refinanced the term loan due April 15, 1998. The new payment terms extend through the year 2012.

 (6)  ACCRUED EXPENSES

      A summary of accrued expenses as of June 30 follows:

                                                           1997          1996
                                                           ----          ----
           Accrued compensation and benefits            $1,245,400     1,123,700
           Other                                           907,800       777,600
                                                        ----------     ---------

                                                        $2,153,200     1,901,300
                                                        ==========     =========

 (7)  LEASE COMMITMENTS

      The Company leases certain facilities and equipment under operating leases. These leases require the Company to pay certain executory costs such as taxes, insurance, and maintenance. Rent expense related to operating leases was approximately $385,000, $416,900 and $465,600 for the years ended June 30, 1997, 1996, and 1995, respectively.

      A summary of future minimum lease payments required under noncancelable operating leases with terms in excess of one year, as of June 30, 1997 follows:

              Fiscal
            year ending
            -----------
               1998                                            $  422,000
               1999                                               357,300
               2000                                               239,800
               2001                                               154,100
               2002                                                 3,500
                                                               ----------

               Future minimum lease payments                   $1,176,700
                                                               ==========

 (8)  INCOME TAXES

      A summary of the components of income tax expense (benefit) follows:

                            Current        Deferred        Total
                            -------        --------        -----
           1997:
               Federal    $   206,000       (179,000)       27,000
               State          187,100        (51,600)      135,500
                          -----------     ----------     ---------

                          $   393,100       (230,600)      162,500
                          ===========     ==========     =========

           1996:
               Federal      1,101,800        (56,400)    1,045,400
               State          243,900        (15,900)      228,000
                          -----------     ----------     ---------

                          $ 1,345,700        (72,300)    1,273,400
                          ===========     ==========     =========

           1995:
               Federal      1,529,000         62,000     1,591,000
               State          270,000         44,000       314,000
                          -----------     ----------     ---------

                          $ 1,799,000        106,000     1,905,000
                          ===========     ==========     =========

      Amounts are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

      Deferred income taxes are attributable primarily to depreciation, accrued expenses, and allowances.

      The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30 are as follows:

                                                             1997           1996         1995
                                                             ----           ----         ----
           Deferred tax assets:
               Allowances and other accruals              $   800,600      587,000      519,500
               Capital loss carryover                         199,400      199,400       15,400
               Accumulated depreciation                         1,700           --           --
                                                          -----------     --------     --------

                      Total deferred tax assets             1,001,700      786,400      534,900

               Valuation allowance                           (199,400)    (199,400)     (15,400)
                                                          -----------     --------     --------

                      Net deferred tax assets                 802,300      587,000      519,500
                                                          -----------     --------     --------

           Deferred tax liabilities:
               Federal depreciation in excess of books             --      (11,000)     (24,000)
               Acquired intangibles from acquisitions        (145,400)    (149,700)    (141,500)
                                                          -----------     --------     --------

                      Total deferred tax liabilities         (145,400)    (160,700)    (165,500)
                                                          -----------     --------     --------

           Net deferred tax asset                         $   656,900      426,300      354,000
                                                          ===========     ========     ========

      In fiscal 1996, the capital loss carryforward and related valuation allowance was generated by the sale of a subsidiary. The capital loss created for tax purposes was due to goodwill which was amortized for financial statement purposes but not for tax purposes.

      Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1996 are primarily a result of adjustments to conform to tax returns as filed.

      Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset or that the amounts will be recovered from previously paid taxes.

      The following summarizes the differences between the income tax expense and the amount computed by applying the 34% federal statutory corporate rate to income before income taxes as follows:

                                                        1997          1996          1995
                                                        ----          ----          ----
           Federal income tax at statutory rate    $   162,500      1,273,400      1,786,100
           State income taxes, net of federal
               income tax benefit, including
               credits                                 103,000        150,500        207,200
           Utilization of research,
               experimental, and other credits         (50,000)            --        (51,300)
           Benefit of foreign sales corporation       (135,500)      (111,500)      (123,400)
           Meals and entertainment                      40,500
           Goodwill                                     11,000
           Other, net                                   31,000        (39,000)        86,400
                                                   -----------     ----------     ----------

                                                   $   162,500      1,273,400      1,905,000
                                                   ===========     ==========     ==========

 (9)  STOCK OPTION PLANS

      The Company established the 1986 and 1994 Stock Option Plans ("the Plans") to provide for the granting of stock options to employees (including officers and directors) at prices not less than the fair market value of the Company's common stock at the date of grant. Options vest ratably over 4 years and expire in 10 years. The Company has reserved 314,400 and 400,000 shares of its common stock for issuance under the 1986 and 1994 Plans, respectively. During 1997, the Company granted 197,000 shares of common stock.

      A summary of stock option activity for the years ended June 30, 1997 and 1996 follows:

                                                                                        Weighted-
                                                                                        average
                                          Weighted-     Weighted-        Options      exercise price
                                           average        average      exercisable     by options
                                           exercise      grant date        at         exercisable at
                             Options         price       fair value     year end         year end
                             -------         -----       ----------     --------         --------
      June 30, 1995          383,100         $ 4.55

         Granted              12,750          15.91        $8.59
         Exercised           (25,950)          3.24        =====
         Canceled             (5,500)          7.55
                             -------

      June 30, 1996          364,400           5.00                     234,675           $3.59
                                                                        =======           =====
         Granted             197,000          11.47        $6.25
         Exercised           (29,675)          5.54        =====
         Canceled            (15,625)          8.74
                             -------

      June 30, 1997          516,100         $ 7.36                     267,638           $4.19
                             =======                                    =======           =====

      The Company applies APB Opinion No. 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for the plans. However, if the Company had determined compensation costs pursuant to SFAS No. 123 for the plans, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the years noted:

                                                              1997         1996
                                                              ----         ----
           Net income                      As reported      $315,500    $2,472,000
                                                            ========    ==========
                                             Pro forma      $ 70,800    $2,456,800
                                                            ========    ==========

           Net income per common share     As reported          $.09          $.72
                                                                ====          ====
                                             Pro forma          $.02          $.71
                                                                ====          ====

      Pro forma net income and net income per common share reflect only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for the Company's Plans under SFAS No. 123 is not reflected in the option's vesting period and compensation costs for options granted prior to July 1, 1995 are not considered.

     The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123 with the following assumptions for 1996 and 1997, respectively: risk free interest rates of 5.96% and 6.39%, dividend yield of 0% for both years, average expected lives of five years, and volatility of 55% for both years.

     The following table summarizes information about the Company's stock options outstanding at June 30, 1997:

                                    Options Outstanding               Options Exercisable
                          ---------------------------------------   ------------------------
                                          Weighted-
                            Number         average      Weighted-     Number       Weighted-
            Range of      outstanding     remaining      average    exercisable     average
            exercise      at June 30,    contractual    exercise    at June 30,    exercise
             prices          1997           life          price        1997          price
             ------          ----           ----          -----        ----          -----
         $ 2.00 - 5.125     193,050         3.55         $ 2.80       193,050       $ 2.80
           7.00 - 8.50      114,300         7.27           7.07        68,400         7.05
         $10.00 - 16.13     208,750         9.27          11.74         6,188        16.01
                            -------                                   -------

                            516,100         6.69         $ 7.36       267,638       $ 4.19
                            =======                                   =======

(10)  SALARY DEFERRAL PLAN

      The Company's executive officers, together with all other eligible employees, may participate in the Company's 401(k) Salary Deferral Plan (the Plan). Employees become eligible upon completion of one year of service. Each eligible employee receives a retirement benefit based upon accumulated contributions to the Plan by the employee and the Company plus any earnings on such contributions. The Company contributes an amount equal to 25% of the first 4% of compensation that the employee contributes. The Plan currently provides that participants begin vesting in the Company's contributions after three years of employment and are fully vested after seven years. Company contributions to the Plan for the year ended June 30, 1997, 1996, and 1995 were $56,700, $43,200 and
      $48,100, respectively.

(11)  LEGAL PROCEEDINGS

      The Company is involved in litigation arising in the ordinary course of its business. While the results of such proceedings cannot be predicted with certainty, management expects that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(12)  MAJOR CUSTOMERS AND CREDIT RISK

      In fiscal 1997, 1996, and 1995 no individual customer accounted for greater than 10% of the Company's revenues or trade accounts receivable.

      The Company has a customer base that is diverse geographically and by industry. Customer credit evaluations are performed on an ongoing basis, and collateral is generally not required for trade accounts receivable. Management does not believe the Company has any significant concentration of credit risk as of June 30, 1997. Exported sales to unaffiliated foreign customers for the fiscal years 1997, 1996, and 1995 were $8,004,600, $6,424,700 and $4,849,100, respectively. A majority of the sales were in the Far East and Western European regions.

(13)  SUPPLEMENTAL CASH FLOWS INFORMATION

      Noncash investing and financing activities and supplemental cash flow information are summarized as follows:

                                                1997         1996         1995
                                                ----         ----         ----
           Tax benefit associated with
               exercise of stock options      $ 62,400      103,400       52,400

           Cash paid:
               Income taxes                    234,800    1,076,700    1,884,000
               Interest                        293,100      175,300      110,300

SELECTED QUARTERLY FINANCIAL DATA (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS):

In millions, except per share amounts    1ST QTR     2ND QTR     3RD QTR     4TH QTR
                                         -------     -------     -------     -------
FISCAL YEAR 1997

Sales                                    $7,892      $9,501      $10,003     $8,508
Gross Profit                              3,962       4,512        4,988      3,822
Net Income (loss)                             3         298          403       (389)
Net Income (loss) per common share         0.00        0.09         0.12      (0.11)

FISCAL YEAR 1996

Sales                                    $7,842      $7,865       $7,905     $7,779
Gross Profit                              3,950       4,078        4,028      3,524
Net Income                                  820         861          691        100
Net Income per common share                0.24        0.25         0.20       0.03


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in the accountants or disagreements with the Company's accountants on accounting and financial disclosure matters in fiscal 1997


                                    PART III

ITEMS 10 TO 13 INCLUSIVE.

These items have been omitted in accordance with instructions to Form 10-K Annual Report. The Registrant will file with the Commission in October 1997, pursuant to regulation 14A, a definitive proxy statement that will involve the election of directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits


EXHIBIT
-------
 3.01          Certificate of Incorporation
               of the Registrant, as amended

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

10.04 Stock purchase agreement dated as of November 8, 1989 by and between Data Design Laboratories and Sensor Control Corporation. (4)

10.05 Stock purchase agreement dated January 14, 1991 between G.C. Industries Inc. and Sensor Control
               Corporation (5)

10.06 Stock purchase agreement dated June 21, 1991 by and between Electronic Safety Products Inc. and
               Sensor Control Corporation (6)

10.07 Stock purchase agreement dated December 31, 1992 by and between Invivo Research Inc. and SafetyTek
               Corporation (7)

10.08 Real Estate Unconditional Guaranty dated January 21, 1993 by and between First Union National Bank of Florida and SafetyTek
               Corporation (8)

Exhibit                                                                             Page
-------                                                                             ----
10.09          First Amendment to Stock Purchase Agreement dated July 1, 1993 and related Stock Pledge Agreement dated July 1, 1993 by and between Invivo Research Inc. and SafetyTek Corporation (9)

10.10          Lease between Lincoln-Whitehall Realty LLC and SafetyTek
               Corporation for the 5696 Stewart Ave.
               Fremont, CA facility (10)

10.11 Construction Loan Agreement between Invivo Research and First Union Bank dated July 31, 1996 (11)

10.12          Credit Agreement between Wells Fargo and Invivo Corp.
               dated December 1, 1996 (12)

10.13          First Amendment to Credit Agreement between  Invivo Corp.           40-41
               and Wells Fargo Bank dated June 16, 1997

11.01          Statement regarding computation of per                              42
               share earnings

21.01          Subsidiaries of Registrant                                          43

23.01          Consent of Independent Auditors                                     44

27.01          Financial Data Schedule                                             45


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

(File No. 0-15963)

        (8) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 24, 1993. (File No. 0-15963)

        (9) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed November 1, 1993. (File No. 0-15963)

        (10) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed May 15, 1996. (File No. 0-15963)

        (11) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 27, 1996. (File No. 0-15963)

        (12) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed February 14, 1997. (File No. 0-15963)


(b) FINANCIAL STATEMENT SCHEDULES

                     Invivo Corporation and Subsidiaries

        SCHEDULE II - Valuation and Qualifying Accounts
                      Years Ended June 30, 1997, 1996 and 1995

                                                   Additions
                                    Balance at     Charged to                        Balance
                                    Beginning      Costs and                         at End
                                     of Year       Expenses       Deductions(1)      of Year
                                    ----------     ----------     -------------      -------
Allowance for doubtful accounts

          Fiscal 1997                231,000        148,600           8,600          371,000

          Fiscal 1996                236,900         93,100          99,000          231,000

          Fiscal 1995                220,500         54,400          38,000          236,900

               (1) deductions as a result of write-offs



(c) REPORTS ON FORM 8-K

        The Company was not required to file any reports on Form 8-K for the quarter ended June 30, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Invivo Corporation



                                        /S/ JOHN F. GLENN
                                        ------------------------------------
                                        John F. Glenn
                                        Vice President-Finance\
                                        Chief Financial Officer

September 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ ERNEST C. GOGGIO         Chairman of the Board          September 26, 1997
-------------------------
Ernest C. Goggio


/S/ JAMES B. HAWKINS         President, Chief               September 26, 1997
-------------------------    Executive Officer, Director
James B. Hawkins             (principal executive
                             officer)


/S/ JOHN F. GLENN            Chief Financial Officer        September 26, 1997
-------------------------    (principal financial
John F. Glenn                and accounting officer)


/S/ PAUL KUTLER              Director                       September 26, 1997
-------------------------
Paul Kutler, Ph.D.


/S/ GEORGE S. SARLO          Director                       September 26, 1997
-------------------------
George S. Sarlo