Form 10-Q
period 1997-09-30
INVIVO CORP
filed 1997-11-13
CIK 806168

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-15963



                               INVIVO CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      77-0115161
(State or other jurisdiction of              (IRS Employer Identification No.)
         incorporation)


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


Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the issuer's Common Stock, par value $.0008 per share, at September 30, 1997 was 3,258,668 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INVIVO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         JUNE 30,
                                                                                           1997
                                                                   SEPTEMBER 30,       (DERIVED FROM
                                                                       1997         AUDITED CONSOLIDATED
                                                                    (UNAUDITED)     FINANCIAL STATEMENTS
                                                                   -------------    --------------------

                                     ASSETS
Current assets:
   Cash and cash equivalents                                        $   201,100             171,100
   Trade receivables, net                                             8,648,200           7,898,800
   Inventories                                                        6,660,300           7,100,900
   Deferred income taxes                                                802,300             802,300
   Prepaid expenses and other current assets                            622,500             516,200
                                                                    -----------          ----------

        Total current assets                                         16,934,400          16,489,300

Property and equipment, net                                           4,431,600           4,460,100
Intangible assets                                                     5,403,500           5,442,400
Other assets                                                            219,700             219,700
                                                                    -----------          ----------

                                                                    $26,989,200          26,611,500
                                                                    ===========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $ 2,325,300           2,871,000
   Accrued expenses                                                   2,307,100           2,153,200
   Current portion of long-term debt and
     bank borrowings                                                  3,320,700           3,487,900
   Income taxes payable                                                 988,700             481,200
   Other                                                                 18,800              21,900
                                                                    -----------          ----------

        Total current liabilities                                     8,960,600           9,015,200

Long-term debt, excluding current portion                             1,550,800           1,584,400
Deferred income taxes                                                   145,400             145,400
Other liabilities                                                        52,000              52,000
                                                                    -----------          ----------

        Total liabilities                                            10,708,800          10,797,000
                                                                    -----------          ----------

Stockholders' equity:
  Common stock                                                            2,600               2,600
  Additional paid-in capital                                         12,823,300          12,817,400
  Retained earnings                                                   3,454,500           2,994,500
                                                                    -----------          ----------

        Total stockholders' equity                                   16,280,400          15,814,500
                                                                    -----------          ----------

Commitments and contingencies

                                                                    $26,989,200          26,611,500
                                                                    ===========          ==========


See accompanying note to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                           1997                  1996
                                       -----------           ----------

Sales                                  $ 9,383,700            7,892,200
Cost of goods sold                       4,964,200            3,930,500
                                       -----------           ----------

   Gross profit                          4,419,500            3,961,700

Operating expenses:
  Selling, general
    and administrative                   3,085,800            3,333,300
  Research and experimental                610,300              593,800
                                       -----------           ----------

   Total operating expenses              3,696,100            3,927,100
                                       -----------           ----------

   Income from operations                  723,400               34,600

Other income (expense):
  Interest expense                         (95,800)             (53,300)
  Other, net                                31,400               23,200
                                       -----------           ----------

   Income before income taxes              659,000                4,500

Income tax expense                         199,000                1,500
                                       -----------           ----------

   Net income                          $   460,000                3,000
                                       ===========           ==========

Net income per common share            $       .14                  .00
                                       ===========           ==========

Weighted average common
 shares and common share
 equivalents outstanding                 3,371,468            3,417,664
                                       ===========           ==========


See accompanying note to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                   1997                1996
                                                                ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 460,000               3,000
  Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
      Depreciation and amortization                               191,900             162,700
      Change in operating assets and liabilities:
          Trade receivables                                      (749,400)             57,100
          Inventories                                             440,600            (650,200)
          Prepaid expenses and other current assets              (106,300)           (158,300)
          Accrued expenses                                        153,900             (52,100)
          Accounts payable                                       (545,700)            255,300
          Income taxes payable                                    507,500             (61,500)
          Other current liabilities                                (3,100)            (10,200)
                                                                ---------           ---------

   Net cash provided by (used in) operating activities            349,400            (454,200)
                                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                             (124,500)           (464,900)
Other                                                                   -              37,600
                                                                ---------           ---------

   Net cash used in investing activities                         (124,500)           (427,300)
                                                                ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                           5,900              46,600
  Bank borrowings (repayments), net                              (186,300)            615,800
  Principal payments under acquisition notes
   payable and long term debt                                     (14,500)            (81,300)
                                                                ---------           ---------

   Net cash (used in) provided by financing activities           (194,900)            581,100
                                                                ---------           ---------

Net increase (decrease) in cash and cash equivalents               30,000            (300,400)
Cash and cash equivalents at beginning of period                  171,100             436,200
                                                                ---------           ---------

Cash and cash equivalents at end of period                      $ 201,100             135,800
                                                                =========           =========



Supplemental disclosures of cash flow information:
  Cash paid during the period for:

     Income taxes                                               $  19,500              63,000
                                                                =========           =========

     Interest                                                   $  95,800              53,300
                                                                =========           =========


See accompanying note to consolidated financial statements.

                               INVIVO CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

        The consolidated balance sheet as of September 30, 1997 and the related consolidated statements of income for the three month periods ended September 30, 1997 and 1996; and the consolidated statements of cash flows for the three month periods ended September 30, 1997 and 1996 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

        The financial statements and note are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

Sales

        Sales for the first quarter ended September 30, 1997 were $9,383,700, an increase of 18.9% over sales of $7,892,200 for the same period of fiscal 1997. The sales increase was primarily due to sales of the "Millennia", the new portable multi-parameter vital signs monitor introduced by the Company's patient safety monitoring business in the first quarter of fiscal 1997. Sales for the first quarter ended September 30, 1997 were also positively affected by increased sales at the Company's oxygen monitoring and industrial process control businesses.

Gross Profit

        The gross profit margin declined to 47.1% from 50.2% in the first quarter ended September 30, 1997 as compared to the same period in the prior fiscal year. The decline was primarily due to the product mix of sales at the Company's patient safety monitoring business as the "Millennia" monitor has lower gross margins than the MRI vital signs monitor. Increased sales at the Company's oxygen monitoring business was also a factor as that business has inherently lower gross margins than the Company's other businesses.

Operating Expenses

        Selling, general and administrative expenses for the three month period ended September 30, 1997 decreased 7.4% or $247,500 compared to the previous fiscal period. Selling, general and administrative expenses were 32.9% of sales for the quarter ended September 30, 1997 compared with 42.2% for the same period in fiscal 1997. The decrease in these expenditures in aggregate was largely due to a reduction in selling expenses at the Company's patient safety monitoring business as many of the non-recurring expenses associated with the significant expansion in the Company's direct sales force in fiscal 1997 have decreased.

        Research and experimental expenses increased slightly to $610,300 in the first quarter of fiscal 1998 from $593,800 in the prior year quarter as the Company continues its efforts in developing and enhancing the "Millennia" and other vital signs monitoring products.

Other Income and Expense

        Interest expense increased to $95,800 for the three month ended September 30, 1997 compared with $53,300 for the same period in fiscal 1997. This increase was the result of increased outstandings on the Company's revolving bank line of credit along with the increased mortgage on the Company's recently expanded patient safety monitoring facility.

Provision for Income Taxes

        The effective tax rate for the first three months of fiscal 1998 was 30.2% compared with 34.0% for the same period in fiscal 1997. This reduction in the effective tax rate was principally due to an adjustment of prior year's taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at September 30, 1997 increased to $7,973,800 compared with $7,474,100 at June 30, 1997. Cash and cash equivalents at September 30, 1997 were $201,100 compared with $171,100 at June 30, 1997. Net cash provided by operating activities was $349,400 for the three months ended September 30, 1997 compared with $454,200 used in operations for the three months ended September 30, 1996. This increase was primarily the result of the increase in net income for the quarter ended September 30, 1997 as compared to the same period in the prior year. Capital expenditures were $124,500 for the three months ended September 30, 1997 compared to $464,900 for the first three months of fiscal 1997 as less demonstration equipment was needed for the direct sales force at the Company's patient safety monitoring business.

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

        Bank borrowings decreased $186,300 in the first three months of fiscal 1998. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. The Company is currently in discussions with its bank regarding the renewal of the line of credit that expires on December 1, 1997. At September 30, 1997, $3,208,700 was outstanding on the line of credit.

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



                               INVIVO CORPORATION



Date:  November  14, 1997              By:/S/ JOHN F. GLENN
                                          ----------------------------------
                                          Vice President-Finance
                                          and Chief Financial
                                          Officer
                                          (Principal Financial and
                                          Accounting Officer)

                               INVIVO CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION OF EXHIBIT

11.1                  Statement of computation of net income per share

27.0                  Financial Data Schedule