Form 10-Q
period 1997-12-31
INVIVO CORP
filed 1998-02-11
CIK 806168

                    U.S. Securities And Exchange Commission
                             Washington, D.C. 20549
                           -------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-15963



                               INVIVO CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   77-0115161
   ----------------------------            ---------------------------------
   (State or other jurisdiction            (IRS Employer Identification No.)
        of incorporation)

            4900 HOPYARD RD. SUITE 210, PLEASANTON, CALIFORNIA 94588
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                            TELEPHONE: (510) 468-7600
                         -------------------------------
                         (Registrant's telephone number)





Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.0008 per share, at December 31, 1997 was 3,268,668 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INVIVO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                   JUNE 30, 1997
                                                   DECEMBER 31,    (DERIVED FROM
                                                      1997       AUDITED CONSOLIDATED
                                                   (UNAUDITED)   FINANCIAL STATEMENTS
                                                   -----------       -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                       $   158,900           171,100
   Trade receivables, net                            9,810,400         7,898,800
   Inventories                                       6,832,900         7,100,900
   Deferred income taxes                               802,300           802,300
   Prepaid expenses and other current assets           394,500           516,200
                                                   -----------       -----------

        Total current assets                        17,999,000        16,489,300

Property and equipment, net                          4,368,900         4,460,100
Intangible assets                                    5,364,500         5,442,400
Other assets                                           327,700           219,700
                                                   -----------       -----------

                                                   $28,060,100        26,611,500
                                                   ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $ 2,847,000         2,871,000
   Accrued expenses                                  2,062,200         2,153,200
   Current portion of long-term debt and
     bank borrowings                                 3,437,100         3,487,900
   Income taxes payable                              1,077,000           481,200
   Other                                                18,800            21,900
                                                   -----------       -----------

        Total current liabilities                    9,442,100         9,015,200

Long-term debt, excluding current portion            1,532,000         1,584,400
Deferred income taxes                                  145,400           145,400
Other liabilities                                       52,000            52,000
                                                   -----------       -----------

        Total liabilities                           11,171,500        10,797,000
                                                   -----------       -----------

Stockholders' equity:
  Common stock                                           2,600             2,600
  Additional paid-in capital                        12,888,400        12,817,400
  Retained earnings                                  3,997,600         2,994,500
                                                   -----------       -----------

        Total stockholders' equity                  16,888,600        15,814,500
                                                   -----------       -----------

Commitments and contingencies

                                                   $28,060,100        26,611,500
                                                   ===========       ===========


See accompanying note to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                      DECEMBER 31,                         DECEMBER 31,
                                            ------------------------------        ------------------------------
                                               1997                1996               1997                1996
                                            -----------        -----------        -----------        -----------
Sales                                       $ 9,723,600          9,500,800         19,107,300         17,393,200
Cost of goods sold                            4,983,800          4,988,600          9,948,000          8,919,100
                                            -----------        -----------        -----------        -----------

   Gross profit                               4,739,800          4,512,200          9,159,300          8,474,100

Operating expenses:
  Selling, general
    and administrative                        3,170,200          3,386,600          6,256,000          6,719,900
  Research and experimental                     639,900            607,900          1,250,200          1,201,700
                                            -----------        -----------        -----------        -----------

   Total operating expenses                   3,810,100          3,994,500          7,506,200          7,921,600
                                            -----------        -----------        -----------        -----------

   Income from operations                       929,700            517,700          1,653,100            552,500

Other income (expense):
  Interest expense                              (99,500)           (67,800)          (195,200)          (121,000)
  Other, net                                     (7,200)             1,700             24,100             24,800
                                            -----------        -----------        -----------        -----------

   Income before income taxes                   823,000            451,600          1,482,000            456,300

Income tax expense                              279,800            153,600            478,900            155,100
                                            -----------        -----------        -----------        -----------

   Net income                               $   543,200            298,000          1,003,100            301,200
                                            ===========        ===========        ===========        ===========

Basic net income per common share           $       .17                .09                .31                .09
                                            ===========        ===========        ===========        ===========

Weighted average common
 shares outstanding (basic)                   3,265,233          3,235,516          3,260,646          3,232,719
                                            ===========        ===========        ===========        ===========

Diluted net income per common share $               .16                .09                .30                .09
                                            ===========        ===========        ===========        ===========

Weighted average common
 shares outstanding (diluted)                 3,416,028          3,460,955          3,393,748          3,439,163
                                            ===========        ===========        ===========        ===========


See accompanying note to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                                1997               1996
                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $ 1,003,100            301,200
  Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
      Depreciation and amortization                              386,500            338,200
      Change in operating assets and liabilities:
          Trade receivables                                   (1,911,600)        (1,082,300)
          Inventories                                            268,000           (691,700)
          Prepaid expenses and other current assets              121,700             54,900
          Accrued expenses                                       (91,000)           (18,400)
          Accounts payable                                       (24,000)           971,900
          Income taxes payable                                   595,800             72,300
          Other current liabilities                               (3,100)           (13,300)
                                                             -----------        -----------

   Net cash provided by (used in) operating activities           345,400            (67,200)
                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (217,400)        (1,325,200)
  Other                                                         (108,000)            18,600
                                                             -----------        -----------

   Net cash used in investing activities                        (325,400)        (1,306,600)
                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                         71,000             62,600
  Bank borrowings (repayments), net                              (62,400)         1,176,500
  Principal payments under acquisition notes
   payable and long term debt                                    (40,800)                --
                                                             -----------        -----------

   Net cash (used in) provided by financing activities           (32,200)         1,239,100
                                                             -----------        -----------

Net decrease in cash and cash equivalents                        (12,200)          (134,700)
Cash and cash equivalents at beginning of period                 171,100            436,200
                                                             -----------        -----------

Cash and cash equivalents at end of period                   $   158,900            301,500
                                                             ===========        ===========

Supplemental disclosures of cash flow information:
Cash paid during the period
  for:

     Income taxes                                            $   211,000             92,800
                                                             ===========        ===========

     Interest                                                $   195,200            121,000
                                                             ===========        ===========


See accompanying note to consolidated financial statements.

                               INVIVO CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

        The consolidated balance sheet as of December 31 1997 and the related consolidated statements of income for the three and six month periods ended December 31, 1997 and 1996; and the consolidated statements of cash flows for the six month periods ended December 31, 1997 and 1996 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

        For the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". This standard requires reporting of both "basic" and "diluted" earnings per share. Prior year results have been restated to conform with the new standard.

        The financial statements and note are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

Sales

        Sales for the second quarter ended December 31, 1997 were $9,723,600, an increase of 2.3% over sales of $9,500,800 for the same period of fiscal 1997. Sales for the six month period increased 9.9% to $19,107,300 compared with $17,393,200 in the same period last year. The sales increase for the three and six month periods was primarily due to sales growth at the Company's patient safety monitoring business as sales of the "Millennia" portable vital signs monitor continued to increase along with increased sales in the second quarter of the Company's MRI vital signs monitoring system. This sales increase at the patient safety monitoring business offset a sales decline at the oxygen monitoring business in the second quarter. Sales for the three and six month periods ended December 31, 1997 were also positively affected by increased sales at the Company's industrial process control businesses.

Gross Profit

        The gross profit margin increased for the three month period ended December 31, 1997 to 48.7% from 47.5% in the prior fiscal period. The increase was largely attributable to the sales increase of the MRI vital signs monitor which has higher margins than the Company's other monitoring products. The gross profit margin for the six month period ended December 31, 1997 declined to 47.9% from 48.7% in the prior fiscal period as higher material costs resulted in lower gross margins at the Company's oxygen monitoring business.


Operating Expenses

        Selling, general and administrative expenses for the three and six month periods ended December 31, 1997 decreased 6.4% or $216,400 and 6.9% or $463,900 respectively, over the previous fiscal periods. Selling, general and administrative expenses were 32.6% and 32.7% of sales for the three and six month periods ended December 31, 1997 compared with 35.7% and 38.6%, respectively, for the same periods in fiscal 1997. The decrease in these expenditures in aggregate and as a percentage of sales was largely due to a reduction in selling, general and administrative expenses at the Company's patient safety monitoring business as many of the non-recurring expenses associated with the significant expansion in the Company's direct sales force in fiscal 1997 have decreased.


        Research and experimental expenses remained stable at 6.6% and 6.5% of sales for the three and six month periods ended December 31, 1997 compared to 6.4% and 6.9% for the same periods in fiscal 1997. A substantial amount of the aggregate research and experimental expenses are on behalf of the patient safety monitoring business as the Company continues its efforts in developing and enhancing its "Millennia" vital signs monitor and other vital signs monitoring products.

Other Income and Expense

        Interest expense increased to $99,500 and $195,200 for the three and six months ended December 31, 1997 compared with $67,800 and $121,000 for the same periods in fiscal 1997. This increase was the result of increased outstandings on the Company's revolving bank line of credit along with the increased mortgage on the Company's recently expanded patient safety monitoring facility.

Provision for Income Taxes

        The effective tax rate for the first six months of fiscal 1998 was 32.3% compared with 34.0% for the same period in fiscal 1997. This reduction in the effective tax rate was principally due to an adjustment of prior year's taxes.


LIQUIDITY AND CAPITAL RESOURCES

        Working capital at December 31, 1997 increased to $8,556,900 compared with $7,474,100 at June 30, 1997. Cash and cash equivalents at December 31, 1997 were $158,900 compared with $171,100 at June 30, 1997. Net cash provided by operating activities was $345,400 for the six months ended December 31, 1997 compared with $67,200 used in operations for the six months ended December 31, 1996. This increase was primarily the result of the increase in net income for the six months ended December 31, 1997 as compared to the same period in the prior year. Capital expenditures were $217,400 for the six months ended December 31, 1997 compared to $1,325,200 for the first six months of fiscal 1997. The fiscal 1997 capital expenditure figure included approximately $600,000 of construction in progress for the expansion of the patient safety monitoring facility which was completed in February 1997. The remaining difference in capital spending is largely due to less demonstration equipment requirements for the direct sales force at the Company's patient safety monitoring business in fiscal 1998.

        In fiscal 1993, the Company purchased 80% of the outstanding common stock of Invivo Research, Inc. The agreement provided for a contingent payment resulting in an initial payment of $1,000,000 made on July 15, 1994 and a final payment of $2,000,000 paid on July 15, 1995. In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research, Inc. shares. The contingent purchase price for such shares is to be paid in one or more installments. One-fifth of the price vested on January 1, 1996, 1997 and 1998 and two-fifths vest on January 1, 1999. The former Invivo Research shareholders can make an election each year beginning in 1996 to be paid any vested payment. The amount of any payment is based on the after tax profits of Invivo Research for the calendar year preceding the year that the payment is made, regardless of when the payment vested, subject to a minimum share price if certain milestones are achieved. The former Invivo Research shareholders must, generally, elect to receive a payment in any calendar year by giving notice to the Company by March of that year and the payment so elected is to be made on June 1 of that year. The payments are to be made in cash, but if the shareholders require that more than one-fifth of the payments be made in any year, the Company can elect to make the excess amount of the payment in the form of its shares. The Company was informed in March of 1996 that the former Invivo Research shareholders would elect to be paid on their first installment. Based on the 1995 calendar year results for Invivo Research, payment was made on June 1, 1996, for $987,900. The former Invivo Research shareholders did not elect to be paid on their vested second installment in June of 1997.

        Bank borrowings decreased $62,400 in the first six months of fiscal 1998. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. The Company renewed the $5,000,000 line of credit on December 1, 1997 to December 1, 1998. At December 31, 1997, $3,332,600 was outstanding on the line of credit.

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

In early fiscal 1997, the Company introduced its new "Millennia" portable multi-parameter vital signs monitor and substantially increased selling, general and administrative expenses in connection with this product coming on line. The Company believes this product positions it to expand from its MRI monitoring market niche into the much larger mainstream patient monitoring market. The Company expects this product to continue to have a substantial impact on future revenue growth and that its future financial results will to a large extent depend on the success of this product.

The success of the "Millennia" will be dependent on a variety of factors, some of which may be beyond the control of the Company. Among the factors that could cause actual results to differ from those anticipated by the Company are: customer acceptance of new product; effectiveness of sales and marketing efforts; customer buying patterns; changes in healthcare delivery and reimbursement; availability of components; impact of the Asian economic environment; execution of new product manufacturing ramp and competitive factors, such as competitor's new products and pricing pressures. The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

YEAR 2000 ISSUE. Many existing computer systems and related software applications use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on such computer systems and applications in operating and monitoring all major aspects of its business. The Company is currently in the process of evaluating the potential impact of the year 2000 issue on its business and the related expenses that would be incurred in attempting to remedy such impact. Management's current estimate is that the costs associated with the year 2000 issue should not have a material adverse effect on the results of operations or financial position of the Company in any given year. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company is not sure that it has fully identified such impact or that it can resolve it without disruption of its business and without incurring significant expense.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:
               None.

ITEM 2: CHANGES IN SECURITIES:
               None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:
               None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

               At the Annual Meeting of Stockholders of the Company held on December 10, 1997 the Stockholders:

               1. Elected all of the nominees for Director for the ensuing year as follows:


    Name                For              Against       Abstain
    ----                ---              -------       -------
Ernest Goggio       2,818,597               0          23,780
James Hawkins       2,815,004               0          27,373
George Sarlo        2,816,004               0          26,373


               2. Amended the Company's 1994 Stock Option Plan to increase by 200,000 the number of shares covered by the Plan with the number of shares voting in favor of the amendment being 1,150,417; the number of shares voted against being 204,215; and the number of abstentions being 16,615.

               3. Ratified the selection of KPMG Peat Marwick LLP as independent public auditors for the Company, with the number of shares voted in favor of the ratification being 2,833,147; the number of shares voted against being 3,830; and the number of abstentions being 5,400.


ITEM 5: OTHER INFORMATION:
           None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K (a) See Exhibit Index included herein on page 10.

          (b)  Reports on Form 8-K:
                None.

                               INVIVO CORPORATION
                                INDEX TO EXHIBITS


EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
-----------                  ----------------------
10.14           Second Amendment to Credit Agreement between Invivo Corp. and
                Wells Fargo Bank dated November 19,1997

11.1            Statement of computation of net income per share

27.0            Financial Data Schedule

                                   SIGNATURES

        In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             INVIVO CORPORATION



Date:  February  13,  1998                          By:/S/ JOHN F. GLENN
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