Form 10-Q
period 1998-03-31
INVIVO CORP
filed 1998-05-14
CIK 806168

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         COMMISSION FILE NUMBER 0-15963



                               INVIVO CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            77-0115161
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
        incorporation)                                     Identification No.)


            4900 HOPYARD RD. SUITE 210, PLEASANTON, CALIFORNIA 94588
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                            TELEPHONE: (925) 468-7600
                         -------------------------------
                         (Registrant's telephone number)



              -----------------------------------------------------


Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the issuer's Common Stock, par value $.0008 per share, at March 31, 1998 was 3,269,418 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INVIVO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30, 1997
                                                                    MARCH 31,        (DERIVED FROM
                                                                      1998        AUDITED CONSOLIDATED
                                                                   (UNAUDITED)    FINANCIAL STATEMENTS
                                                                   -----------         -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $   177,400             171,100
   Trade receivables, net                                           10,517,300           7,898,800
   Inventories                                                       6,407,600           7,100,900
   Deferred income taxes                                               802,300             802,300
   Prepaid expenses and other current assets                           448,100             516,200
                                                                   -----------         -----------

        Total current assets                                        18,352,700          16,489,300

Property and equipment, net                                          4,303,200           4,460,100
Intangible assets                                                    5,789,600           5,442,400
Other assets                                                           319,500             219,700
                                                                   -----------         -----------

                                                                   $28,765,000          26,611,500
                                                                   ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $ 2,731,300           2,871,000
   Accrued expenses                                                  2,229,800           2,153,200
   Current portion of long-term debt and
     bank borrowings                                                 3,628,300           3,487,900
   Income taxes payable                                                985,800             481,200
   Other                                                                18,800              21,900
                                                                   -----------         -----------

        Total current liabilities                                    9,594,000           9,015,200

Long-term debt, excluding current portion                            1,504,600           1,584,400
Deferred income taxes                                                  145,400             145,400
Other liabilities                                                       52,000              52,000
                                                                   -----------         -----------

        Total liabilities                                           11,296,000          10,797,000
                                                                   -----------         -----------

Stockholders' equity:
  Common stock                                                           2,600               2,600
  Additional paid-in capital                                        12,894,300          12,817,400
  Retained earnings                                                  4,572,100           2,994,500
                                                                   -----------         -----------

        Total stockholders' equity                                  17,469,000          15,814,500
                                                                   -----------         -----------

Commitments and contingencies                                             --                  --

                                                                   $28,765,000          26,611,500
                                                                   ===========         ===========

See accompanying note to unaudited consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 MARCH  31,                        MARCH  31,
                                           1998              1997            1998             1997
                                       ------------     ------------     ------------     ------------
Sales                                  $ 10,424,600       10,002,600       29,532,000       27,395,800
Cost of goods sold                        5,533,200        5,014,600       15,481,300       13,933,700
                                       ------------     ------------     ------------     ------------

   Gross profit                           4,891,400        4,988,000       14,050,700       13,462,100
                                       ------------     ------------     ------------     ------------

Operating expenses:
  Selling, general
    and administrative                    3,322,800        3,726,900        9,578,800       10,446,800
  Research and experimental                 585,200          576,800        1,835,400        1,778,500
                                       ------------     ------------     ------------     ------------

   Total operating expenses               3,908,000        4,303,700       11,414,200       12,225,300
                                       ------------     ------------     ------------     ------------

   Income from operations                   983,400          684,300        2,636,500        1,236,800

Other income (expense):
  Interest expense                          (96,200)         (84,300)        (291,400)        (205,300)
  Other, net                                (16,800)          11,200            7,300           36,000
                                       ------------     ------------     ------------     ------------

   Income before income taxes               870,400          611,200        2,352,400        1,067,500

Income tax expense                          295,900          207,800          774,800          362,900
                                       ------------     ------------     ------------     ------------

   Net income                          $    574,500          403,400        1,577,600          704,600
                                       ============     ============     ============     ============

Basic net income per common share      $        .18              .12              .48              .22
                                       ============     ============     ============     ============

Diluted net income per common share    $        .17              .12              .46              .20
                                       ============     ============     ============     ============

Weighted average common
 shares outstanding (basic)               3,269,143        3,244,066        3,263,478        3,236,501
                                       ============     ============     ============     ============

Dilutive stock options                      159,771          247,115          141,992          236,329
                                       ------------     ------------     ------------     ------------

Weighted average common
 shares outstanding (diluted)             3,428,914        3,491,181        3,405,470        3,472,830
                                       ============     ============     ============     ============



See accompanying note to unaudited consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                             1998            1997
                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,577,600         704,600
  Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
      Depreciation and amortization                           599,700         537,600
      Change in operating assets and liabilities:
          Trade receivables                                (2,618,500)     (2,577,300)
          Inventories                                         693,300      (1,238,400)
          Prepaid expenses and other current assets            68,100          (7,800)
          Accrued expenses                                     76,600          77,500
          Accounts payable                                   (139,700)      2,106,800
          Income taxes payable                                504,600         225,200
          Other current liabilities                           345,900         (16,500)
                                                          -----------     -----------

   Net cash provided by (used in) operating activities      1,107,600        (188,300)
                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (324,700)     (2,007,200)
  Other assets                                                (99,800)           --
  Intangible asset acquired                                  (465,300)        (35,000)
                                                          -----------     -----------

   Net cash used in investing activities                     (889,800)     (2,042,200)
                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                      76,900         114,300
  Bank (repayments) borrowings, net                          (220,100)      2,238,500
  Proceeds from note receivable                                  --            53,600
  Principal payments under acquisition notes
   payable and long term debt                                 (68,300)       (189,600)
                                                          -----------     -----------

   Net cash (used in) provided by financing activities       (211,500)      2,216,800
                                                          -----------     -----------

Net increase (decrease) in cash and cash equivalents            6,300         (13,700)
Cash and cash equivalents at beginning of period              171,100         436,200

Cash and cash equivalents at end of period                $   177,400         422,500
                                                          ===========     ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:

     Income taxes                                         $   598,100         137,800
                                                          ===========     ===========

     Interest                                             $   272,200         205,400
                                                          ===========     ===========


See accompanying note to unaudited consolidated financial statements.

                               INVIVO CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

        The consolidated balance sheet as of March 31, 1998 and the related consolidated statements of income for the three and nine month periods ended March 31, 1998 and 1997; and the consolidated statements of cash flows for the nine month periods ended March 31, 1998 and 1997 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

        For the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". This standard requires reporting of both "basic" and "diluted" earnings per share. Prior period results have been restated to conform with the new standard.

        The financial statements and note are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

Sales

        Sales for the third quarter ended March 31, 1998 were $10,424,600, an increase of 4.2% over sales of $10,002,600 for the comparable period of fiscal 1997. Sales for the nine month period increased 7.8% to $29,532,000 compared with $27,395,800 in the same period last year. The sales increase for the three month period ended March 31, 1998 was primarily due to sales growth at the gas detection business. Sales for the patient safety monitoring business were essentially flat for the quarter ended March 31, 1998 as increased sales of the "Millennia" portable vital signs monitor were offset by a decline in MRI vital sign monitors relative to the March 31, 1997 quarter, as MRI monitor revenues in that quarter included a particularly large order. The sales increase for the nine month period was primarily due to sales growth at the Company's patient safety monitoring business as sales of the "Millennia" portable vital signs monitor continued to increase from prior year levels. Sales for the nine month period ended March 31, 1998 were also positively affected by increased sales at the Company's industrial process control businesses.

Gross Profit

        The gross profit margin decreased for the three and nine month periods ended March 31, 1998 to 46.9% and 47.6% from 49.9% and 49.1%, respectively, for the same periods in fiscal 1997. The decrease was largely attributable to increased sales of the "Millennia" vital signs monitor which has lower margins than the Company's MRI vital sign monitors. In addition, pricing pressures at the Company's oxygen monitoring business contributed to the lower gross margins.

Operating Expenses

        Selling, general and administrative expenses for the three and nine month periods ended March 31, 1998 decreased 10.8% or $404,100 and 8.3% or $868,000 respectively, over the previous fiscal periods. Selling, general and administrative expenses were 31.9% and 32.4% of sales for the three and nine month periods ended March 31, 1998 compared with 37.3% and 38.1%, respectively, for the same periods in fiscal 1997. The decrease in these expenditures in aggregate and as a percentage of sales was largely due to a reduction in selling, general and administrative expenses at the Company's patient safety monitoring business as many of the non-recurring expenses associated with the significant expansion in the Company's direct sales force in fiscal 1997 have decreased.


        Research and experimental expenses were 5.6% and 6.2% of sales for the three and nine month periods ended March 31, 1998 compared to 5.8% and 6.5% for the same periods in fiscal 1997. A substantial amount of the research and experimental expenses are on behalf of the patient safety monitoring business as the Company continues its efforts in developing and enhancing its "Millennia" vital signs monitor and other vital signs monitoring products.

Other Income and Expense

        Interest expense increased to $96,200 and $291,400 for the three and nine months ended March 31, 1998 compared with $84,300 and $205,300 for the same periods in fiscal 1997. This increase in interest expense was the result of higher outstanding balances on the Company's revolving bank line of credit along with the increased mortgage on the Company's recently expanded patient safety monitoring facility.

Provision for Income Taxes

        The effective tax rate for the first nine months of fiscal 1998 was 32.9% compared with 34.0% for the same period in fiscal 1997. This reduction in the effective tax rate was principally due to an adjustment of prior year's taxes.


LIQUIDITY AND CAPITAL RESOURCES

        Working capital at March 31, 1998 increased to $8,758,700 compared with $7,474,100 at June 30, 1997. Cash and cash equivalents at March 31, 1998 were $177,400 compared with $171,100 at June 30, 1997. Net cash provided by operating activities was $758,600 for the nine months ended March 31, 1998 compared with $188,300 used in operations for the nine months ended March 31, 1997. This increase was primarily the result of the increase in net income for the nine months ended March 31, 1998 as compared to the same period in the prior year. Capital expenditures were $324,700 for the nine months ended March 31, 1998 compared to $2,007,200 for the first nine months of fiscal 1997. The fiscal 1997 capital expenditure figure included approximately $900,000 of construction in progress for the expansion of the patient safety monitoring facility which was completed in February 1997. The remaining difference in capital spending is largely due to less demonstration equipment requirements for the direct sales force at the Company's patient safety monitoring business in fiscal 1998.

        In fiscal 1993, the Company purchased 80% of the outstanding common stock of Invivo Research, Inc. The agreement provided for a contingent payment resulting in an initial payment of $1,000,000 made on July 15, 1994 and a final payment of $2,000,000 paid on July 15, 1995. In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research, Inc. shares. The contingent purchase price for such shares is to be paid in one or more installments. One-fifth of the price vested on January 1, 1996, 1997 and 1998 and two-fifths vest on January 1, 1999. The former Invivo Research shareholders can make an election each year beginning in 1996 to be paid any vested payment. The amount of any payment is based on the after tax profits of Invivo Research for the calendar year preceding the year that the payment is made, regardless of when the payment vested, subject to a minimum share price if certain milestones are achieved. The former Invivo Research shareholders must, generally, elect to receive a payment in any calendar year by giving notice to the Company by March of that year and the payment so elected is to be made on June 1 of that year. The payments are to be made in cash, but if the shareholders require that more than one-fifth of the payments be made in any year, the Company can elect to make the excess amount of the payment in the form of its shares. The Company was informed in March of 1996 that the former Invivo Research shareholders would elect to be paid on their first installment. Based on the 1995 calendar year results for Invivo Research, payment was made on June 1, 1996, for $987,900. In March of 1998, the former Invivo Research shareholders elected to be paid on the second vested installment which amounted to $465,342. The former Invivo Research shareholders agreed to a payment of $116,335 in March, 1998 with the remainder to be paid in nine equal monthly payments beginning in April, 1998.

        Bank borrowings decreased $220,100 in the first nine months of fiscal 1998. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. The Company renewed the $5,000,000 line of credit on December 1, 1997 to December 1, 1998. At March 31, 1998, $3,174,900 was outstanding on the line of credit.


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

RECENT ACCOUNTING PRONOUNCEMENTS

        REPORTING COMPREHENSIVE INCOME. In 1997, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by Invivo Corporation in fiscal year 1999.

        DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way the public business enterprises are to report selected information about operating segment in interim financial reports issued to stockholders. The statement is effective for periods beginning after December 15, 1997, and will be adopted by Invivo Corporation in fiscal year 1999.

        In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132"), and amendment of FASB Statements No. 87, 88, and 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when FASB Statement No. 87, Employer's Accounting for Pensions, No. 88, Employers' Accounting for Accounting for Postretirement Benefits Other Than Pensions, were issued. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for earlier periods provided for comparative purposes, if available. Because the Company does not have any of these type of plans, it believes that SFAS No. 132 will have no impact on the consolidated financial statements.

OUTLOOK

        The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. These forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

In fiscal 1997, the Company introduced its new "Millennia" portable multi-parameter vital signs monitor and substantially increased selling, general and administrative expenses in connection with this product coming on line. The Company believes this product positions it to expand from its MRI monitoring market niche into the much larger mainstream patient monitoring market. The Company expects this product to continue to have a substantial impact on future revenue growth and that its future financial results will to a large extent depend on the success of this product.

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



                               INVIVO CORPORATION



Date:  May 13,  1998                                By:/S/ JOHN F. GLENN
                                                       -----------------
                                                      Vice President-Finance
                                                      and Chief Financial
                                                      Officer
                                                      (Principal Financial and
                                                      Accounting Officer)