Form 10-K405
period 1998-06-30
INVIVO CORP
filed 1998-09-25
CIK 806168

                                    FORM 10K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended JUNE 30, 1998
                                  -------------

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number    0-15963


                               INVIVO CORPORATION

             (Exact name of registrant as specified in its charter)

          DELAWARE                                        77-0115161
---------------------------------                     -------------------
  (State or other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

4900 HOPYARD RD. #210 PLEASANTON, CALIFORNIA                94588
--------------------------------------------              ----------
  (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 925-468-7600

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                      ----
           Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                                  ------------


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on a closing sales price of September 15, 1998 the aggregate market value of registrant's voting Common Stock held by non-affiliates of the registrant was approximately $42,911,111.

There were 3,269,418 shares of the registrant's Common Stock, $.0008 par value, outstanding on September 15, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later that 120 days after the end of the fiscal year (June 30, 1998 are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Invivo Corporation and subsidiaries (the "Company") are engaged in the design, manufacture and marketing of sensor-based instruments for the medical devices, safety and industrial process control markets.

Through its medical devices subsidiary, Invivo Research, the Company offers a line of patient safety monitors capable of continuous measurement of multiple vital signs in the medical care environment. Invivo Research pioneered the development of vital signs monitoring during magnetic resonance imaging, or MRI. Opportunities exist in this market both for retrofitting MRI equipment not presently equipped with monitoring devices and for supplementing the capabilities of new systems being sold to health care providers. Invivo Research continues to be the leading provider of vital signs monitoring in the MRI environment.

In fiscal 1997 the Company's Invivo Research subsidiary introduced its "Millennia" portable multi-parameter vital signs monitor. The "Millennia" has enabled the Company to expand from its MRI monitoring market niche into the much larger mainstream patient monitoring market.

Invivo Research markets its products primarily to end users through its own direct sales force. With respect to its MRI monitoring equipment, the Company has original equipment manufacturer ("OEM") or similar relationships with G.E. Medical Systems, Siemens Medical Systems, Philips Medical Systems, Elscint Ltd. and Hitachi.

The Company's line of safety products includes monitors used to detect harmful levels of toxic and other gasses in the workplace and other environments. These monitors are offered through its Lumidor Safety Products subsidiary. The Company's other safety products include a line of oxygen monitoring equipment, pressure gauges and related calibration devices and equipment that sets and verifies the accuracy of gas monitors.

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

The Company has pioneered multi-parameter vital signs monitoring equipment for patient safety during magnetic resonance imaging (MRI). MRI is a diagnostic tool that uses electromagnetic fields and radio frequency to perform non-invasive imaging. Since direct viewing and access to the patient is limited during MRI, accurate methods for patient monitoring are desirable to ensure the safety of the patient. The Company's MRI monitoring system is designed for true MRI compatibility. The proper operation of the monitoring system in the MRI environment requires special design features that 1) prevent degradation of the diagnostic MRI quality and 2) eliminate interference in the monitor's signal and wave form capabilities by radio frequencies and magnetic fields. The Company's MRI monitoring system provides continuous monitoring of ECG, respiration, heart rate, blood oxygen saturation, non-invasive blood pressure and end-tidal CO2. In the fourth quarter of fiscal 1998, the Company introduced its next generation MRI monitor. The "3150" MRI Monitoring System incorporates the Company's "Millennia" monitor in an integrated, compact system for greater convenience and ease of use. Through 2.4GHz spread spectrum telemetry, the "3150" MRI System communicates with a "Millennia" remote display controller, allowing critical data to be viewed by physicians and technologists in both the MRI magnet room and control room.

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

The Company's other monitors include a non-invasive blood pressure monitor utilizing digital signal processing for fast and consistent measurements; an inexpensive multi-parameter vital signs monitor designed specifically for the low-end international market; a stand- alone pulse oximetry unit; and a dual parameter unit that monitors blood pressure and oxygen saturation. The Company also manufactures and markets a portable, hand-held oxygen saturation monitor offering a low-cost, transportable monitoring unit for pulse oximetry.

SAFETY

The Company's gas detection and monitoring instruments consist of single gas and multi-gas monitors that are offered in both portable and stationary models. Gas detection monitors are used for worker safety when toxic gasses or low levels of oxygen are suspected. Portable units are carried or worn by the user and are equipped with audible and visual alarms to warn the user that a potential danger exists. Typical applications for these units are in industrial or other settings where the user expects to move about, including underground spaces housing telephone cables and waste water sewers, mines and large factories. Stationary gas area monitors are used in smaller, confined spaces where chemicals or gasses are being used or stored. Typical applications for these monitors are oil refineries, chemical plants and semiconductor fabrication facilities. The Company's gas detection and monitoring instruments feature either digital or analog technology. Single gas monitors are manufactured to measure any one of a variety of gasses such as hydrogen sulfide, carbon monoxide, nitrous oxide, oxygen or butadiene. Multi-gas monitors will simultaneously measure and monitor four different gasses, which typically consist of oxygen, carbon monoxide, hydrogen sulfide and one toxic gas.

The Company's "MicroMax", is a hand-sized, microprocessor based, portable multi-gas monitor. Available in both diffusion and internal sampling pump models, the "Micromax" simultaneously monitors one to four gasses. The internal sampling pump model allows for pre-testing in confined spaces and provides near instantaneous readings of gas concentrations. In fiscal 1998, the Company introduced the "UniMax", a pocket-sized, microprocessor based, portable single gas detector. The "UniMax" is available with up to nine interchangeable plug-in sensors for various types of gasses and allows for audible, visual and vibrating alarm combinations. The Company believes the "MicroMax" and the "UniMax" compete favorably on size, technical features and price.

The Company's gas calibrators are based upon permeation tube technology that allows them to produce samples of approximately 200 different types of gasses at various flow rates. The primary application for such products is for the calibration of air pollution monitoring systems, gas chromatographs and gas detectors. The customer base for these instruments is made up of OEMs and end users such as refineries, chemical plants, utilities and hospitals.

The Company's oxygen monitoring products measure the oxygen levels in air cylinders used by individuals in oxygen-deprived situations. These products consist of a direct drive pressure gauge and hose assembly. The primary applications for this equipment are in life support systems for fire fighters and hazardous material clean-up workers. This equipment is also used in measuring oxygen levels in scuba divers' tanks.


INDUSTRIAL PROCESS CONTROL

The Company's industrial sensor and instrumentation products consist of pressure sensors and infrared non-contact temperature measuring devices.

The Company's pressure sensing devices are sold primarily to plastic extrusion equipment manufacturers utilizing this equipment in their production processes. Pressure sensors are also used by the food, beverage, synthetic fiber and pharmaceutical industries to enable manufacturers in these industries to measure the pressure of processing ingredients.

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


PRODUCT REVENUES

The percentage of the Company's revenues contributed by its medical device line of products was 57%, 55% and 49%, respectively, for fiscal years 1998, 1997, and 1996. The percentage of the Company's revenues contributed by its safety line of products was 31%, 34% and 39%, respectively, for fiscal years 1998, 1997, and 1996.


MARKETS AND SALES

The Company's patient safety monitoring products are sold in the United States through Invivo Research's direct sales force. Sales throughout the rest of the world are handled through distributors assisted by the Company's international sales personnel located in Europe and in the Far East. In connection with the introduction of the "Millennia" vital signs monitor in fiscal 1997, the Company significantly expanded the Invivo Research direct domestic sales force.

The Company's patient safety monitoring products are sold primarily to hospitals and to a lesser degree to clinical health care facilities and OEM customers. With respect to its MRI monitoring equipment, the Company has OEM or similar relationships with G.E. Medical Systems, Siemens Medical Systems, Philips Medical Systems, Elscint Ltd. and Hitachi.

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

Foreign sales represented 23%, 22% and 20% of the Company's total sales in fiscal 1998, 1997, and 1996. The Company is actively trying to expand its international presence, especially in the patient safety monitoring business. However, the current economic uncertainty in many countries throughout the world may have an adverse impact on the Company's sales levels in international markets.

The Company's backlog of unfilled purchase orders for all its products was approximately $6.7 million as of June 30, 1998, compared to approximately $3.5 million as of June 30, 1997 and approximately $3.3 million as of June 30, 1996. The Company expects to ship in fiscal 1999 all of the June 30, 1998 backlog. Because of customer changes in delivery schedules and cancellation of orders, the Company's backlog as of any particular date may not be representative of the Company's actual sales for any succeeding fiscal period. Historically, order cancellations have not been significant. The Company's businesses are not inherently seasonal, although for some of the Company's businesses orders and shipments in the Company's first and second quarters have been historically lower than in the third and fourth quarters.


MANUFACTURING AND ASSEMBLY

Virtually all of the Company's products are assembled at its facilities in California and Florida from components and subassemblies manufactured by others to Company specifications. The materials and supplies used to produce the Company's products are generally obtained from a wide variety of suppliers, and the Company has not experienced any significant shortages. Although certain materials used in the manufacture of certain patient safety monitoring and gas monitoring devices are readily available from only a few suppliers, the Company does not anticipate any significant difficulties in obtaining any of these materials in the foreseeable future. The Company does not believe its business requires a disproportionate amount of working capital relative to the amount of its sales as compared to other manufacturers of comparable size.


COMPETITION

The medical device markets in which the Company competes include MRI and non-MRI monitoring. The Company is aware of two current competitors in the United States for its MRI monitors. The non-MRI patient safety monitoring market in which the Company competes is highly competitive, including primarily companies that are much larger than the Company with significantly greater financial resources. The Company estimates there are approximately fifteen to twenty competitors in the non-MRI vital signs monitoring market. The Company believes its recently introduced "Millennia" monitor compares favorably with those of the major competitors in terms of features and price.

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


RESEARCH AND EXPERIMENTAL

During fiscal years 1998, 1997, and 1996 the Company's research and experimental expenses were approximately $2.5 million, $2.4 million, and $2.1 million, respectively. The majority of these expenditures are on behalf of the patient safety monitoring business.

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


GOVERNMENTAL REGULATION

The patient safety monitoring devices manufactured and marketed by the Company are subject to regulation by the United States Food and Drug Association ("FDA") and, in some instances, corresponding state and foreign governmental agencies. The Company's manufacturing facilities and the manufacture of its products are subject to FDA regulations regarding registration of manufacturing facilities, compliance with FDA Good Manufacturing Practices ("GMPs") and the reporting of adverse events. The FDA's recently revised GMPs, titled "Quality System Regulation", now require preproduction design controls and implementation of a full quality assurance system along with standards for manufacturing processes and facilities and record keeping for device failure and complaint investigations. The Company is subject to periodic on-site inspection for compliance with such regulations. The FDA may also conduct investigations and evaluations of the Company's products at its own initiative or in response to customer complaints or reports of malfunctions. If the FDA believes that its regulations have been violated, it has extensive enforcement authority including the power to seize, embargo or restrain entry of products from the market and to prohibit the operation of manufacturing facilities until the noted deficiencies are corrected to their satisfaction. The Company believes it is in compliance with applicable FDA regulations.

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

The Company believes that it presently is in compliance with all applicable material environmental regulations. Compliance with these requirements has not, to date, had a material effect on the Company's capital expenditures, earnings or competitive position. Nonetheless, environmental regulation at the local, state and national levels is still evolving, and the possibility exists that more stringent limitations and requirements may become applicable to the Company.


EMPLOYEES

As of June 30, 1998 the Company had 285 employees, all of whom were full-time. The Company is not a party to any collective bargaining agreement and has not experienced a strike or work stoppage. The Company considers its relations with its employees to be good.


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

                                                                     Ownership or
                                General Character                    Expiration
Location                        and Use of Property                 Date of Lease
--------                        -------------------                 -------------
Orlando, Florida             42,000 square-foot building used        Owned
                             as the manufacturing, distribution,
                             and administration facility for
                             the Company's patient safety
                             monitoring products


Cucamonga, California        24,000 square-foot building used        December, 1999
                             as the manufacturing, distribution,
                             and administration facility for
                             the Company's oxygen monitoring
                             products


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

ITEM 3. LEGAL PROCEEDINGS

In March of 1996, the Company's Invivo Research subsidiary was named as one of two third-party defendants in a lawsuit by Southern Nevada Surgical Center and Surgex in the District Court of Clark County in the State of Nevada. The underlying action in this matter stems from an incident involving a surgical patient at the Southern Nevada Surgical Center. The individual filed a lawsuit against the Surgical Center and the physicians performing the surgery. The Company is aware that a substantial settlement was made to the patient by the defendants in that action. Southern Nevada Surgical Center and Surgex are now attempting to obtain indemnity and contribution from the manufacturer of the ventilating machine and Invivo Research, the manufacturer of the vital signs monitor. This matter is scheduled to commence trial on October 12, 1998. However, the trial judge assigned to this case has indicated that the trial will likely be delayed until approximately February or March of 1999. While the Company believes that the vital signs monitor operated properly and was properly designed for the its intended function, the outcome of this litigation cannot be predicted with certainty at this time.

In July of 1995, the Company's Sierra Precision subsidiary was added as one of three defendants in a wrongful death lawsuit by the estate of an individual originally commenced in 1994 in Hampden County Superior Court of Massachusetts. The lawsuit arose from the death of the individual in a drowning accident while scuba diving. In April of 1998, the matter was resolved pursuant to a settlement agreement with the release of all claims against the Company. The impact of the settlement was not material to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

ITEM 4(A). EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are listed below, together with brief accounts of their business experience and certain other information.

Name                  Age             Position
----                  ---             --------
James B. Hawkins      42             President and
                                     Chief Executive Officer

John F. Glenn         37             Vice President, Finance
                                     Chief Financial Officer

F. Larry Young        39             Vice President, Operations


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

                                                 Year Ended
                                       June 30, 1998     June 30, 1997
                                       -------------     -------------
                                       High      Low     High      Low
                                       ----      ---     ----      ---
         First Quarter                 7-1/2    6-3/4     11      9-1/4
         Second Quarter               10-7/8     7       14-1/4    10
         Third Quarter                10-3/4    8-7/16   15-3/8    12
         Fourth Quarter               13-1/2   10-3/4    11-3/4   6-5/8


(b) Holders

The number of holders of record of the Company's Common Stock at June 30, 1998 was 67. The approximate number of holders, including participants in security position listings as of September, 1998, was 1,100.

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

                                                YEAR ENDED JUNE 30,
                              1998        1997         1996         1995         1994
                              ----        ----         ----         ----         ----
                                        (in thousands, except per share amount)
OPERATIONS DATA:
Sales                       $40,651      $35,904      $31,391      $32,489      $27,801

Net income                    2,263          316        2,472        3,348        2,881

Basic net income
 per common share               .69          .10          .77         1.05          .91

Weighted average of
 common shares
 outstanding (basic)          3,265        3,239        3,216        3,186        3,163

Diluted net income
 per common share               .66          .09          .72          .99          .86

Weighted average of
 common shares
 outstanding (diluted)        3,426        3,445        3,456        3,390        3,359


BALANCE SHEET DATA:
Working capital               9,364        7,474        7,490        6,428        5,477

Total assets                 30,195       26,612       22,204       19,860       17,427

Long-term debt                1,480        1,584          730          926        3,367

Stockholders' equity         18,168       15,815       15,276       12,616        9,137

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

NET SALES

The Company's net sales for fiscal 1998 increased 13.2% to $40,651,400 from $35,903,500 in fiscal 1997. The sales increase in fiscal 1998 was primarily attributable to the sales growth at the Company's patient safety monitoring business as sales of the "Millennia" portable multi-parameter vital signs monitor continued to increase from prior year levels. Sales were also positively affected by increased sales at the Company's gas detection, oxygen monitoring and industrial process control businesses.

GROSS PROFIT

The gross profit margin increased slightly in fiscal 1998 to 48.5% from 48.1% in fiscal 1997. Continued improvement in the gross margin of the "Millennia" monitor was primarily due to material cost reductions and manufacturing efficiencies. In addition, higher gross margins at the Company's gas detection and industrial process control businesses offset a decline in the gross margin at the Company's oxygen monitoring business.

OPERATING EXPENSES

Selling, general and administrative expenses in fiscal 1998 decreased 5.3% or $745,800 over fiscal 1997 levels. Selling, general and administrative expenses were 33.0% of sales in fiscal 1998 compared with 39.5% for fiscal 1997. The decrease in these expenditures in aggregate and as a percentage of sales was primarily due to a reduction in selling, general and administrative expenses at the Company's patient safety monitoring business as many of the expenses associated with the significant expansion of the Company's direct sales force in fiscal 1997 have decreased.

Research and experimental expenses remained nearly constant at $2,455,000 or 6.0% of sales in fiscal 1998 as compared to $2,448,800 or 6.8% of sales in fiscal 1997. A substantial amount of the research and experimental expenses are on behalf of the patient safety monitoring business as the Company continues its efforts in enhancing its "Millennia" vital signs monitor and developing other vital signs monitoring products.

OTHER INCOME AND EXPENSE

Interest expense increased to $387,300 for fiscal 1998 compared with $251,400 in fiscal 1997. The increase in interest expense was the result of higher outstanding balances on the Company's revolving bank line of credit along with the increased mortgage on the Company's expanded patient safety monitoring facility.

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


LIQUIDITY AND CAPITAL RESOURCES

        Working capital at June 30, 1998 increased to $9,363,700 compared with $7,474,100 at June 30, 1997. Cash and cash equivalents at June 30, 1998 were $554,100 compared with $171,100 at June 30, 1997. Net cash provided by operating activities was $2,006,400 for fiscal 1998 compared with $585,200 used in operations for fiscal 1997. This increase was primarily the result of the increase in net income for fiscal 1998 as compared to fiscal 1997. Capital expenditures were $646,800 for fiscal 1998 compared to $2,380,500 for fiscal 1997. The fiscal 1997 capital expenditure figure included approximately $900,000 of construction in progress for the expansion of the patient safety monitoring facility completed in February 1997. The remaining difference in capital spending is largely due to the reduced requirements for demonstration equipment for the direct sales force at the Company's patient safety monitoring business in fiscal 1998.

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

        Bank borrowings decreased $645,000 in fiscal 1998. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. The Company renewed the $5,000,000 line of credit on December 1, 1997 to December 1, 1998. At June 30, 1998, $2,750,000 was outstanding on the line of credit.


        The Company believes that its cash flow from operations and amounts available from the bank line of credit will be adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 1999. The Company will continue to explore opportunities for the possible acquisitions of technologies or businesses, which may require the Company to seek additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

        REPORTING COMPREHENSIVE INCOME. In 1997, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by Invivo Corporation in fiscal year 1999. The Company believes that as the Company does not currently have any of the reconciling components defined, SFAS No. 130 will have no impact on its consolidated financial statements.

        DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way the public business enterprises are to report selected information about operating segment in interim financial reports issued to stockholders. The statement is effective for periods beginning after December 15, 1997, and will be adopted by Invivo Corporation in its annual reporting for fiscal year 1999.

        "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS". In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for earlier periods provided for comparative purposes, if available. Because the Company does not have any of these type of plans, it believes that SFAS No. 132 will have no impact on the consolidated financial statements.

        ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, accounting for derivative instruments and hedging activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently have any derivative instruments for hedging activities engaged, the Company believes that SFAS No. 133 will have no impact on its consolidated financial statements.

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

The success of the "Millennia" will be dependent on a variety of factors, some of which may be beyond the control of the Company. Among the factors that could cause actual results to differ from those anticipated by the Company are: customer acceptance of new product; effectiveness of sales and marketing efforts; customer buying patterns; changes in healthcare delivery and reimbursement; availability of components; impact of the international economic environment; execution of new product manufacturing ramp and competitive factors, such as competitor's new products and pricing pressures. The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

YEAR 2000

        Many existing computer systems and related software applications use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on such computer systems and applications in operating and monitoring all major aspects of its business. The Company has evaluated the impact of the year 2000 issue on its business and the related expenses incurred in attempting to remedy such impact. The Company has contracted with outside information consulting companies to install both new hardware and replace its current mission critical software systems with off the shelf year 2000 compliant software. Management's current estimate is that the costs associated with the year 2000 issue will total approximately $300,000 and should not have a material adverse effect on the results of operations or financial position of the Company in fiscal 1999. Management expects all information system upgrades and conversions to be completed and fully operational by early calendar 1999. The Company has not currently considered any contingent plans in case the installations performed by the outside information consulting companies are not satisfactory for the year 2000 compliance, as the Company believes that the installations will sufficiently address the year 2000 issue. However, if the completed installations by early calendar 1999 are not satisfactory for year 2000 compliance, the Company will then formulate the necessary contingent plans. Nevertheless, the Company cannot predict the effect of the year 2000 problems on its vendors, customers and other entities with which the Company transacts business, or with whose products the Company's products interact. The Company believes that the effect of the year 2000 on such entities will not materially adversely effect the Company's operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Consolidated Financial Statements:

                                                                     Page
                                                                    Number
                                                                   --------
Independent Auditors' Report                                         20

Consolidated Balance Sheets - June 30, 1998
and 1997                                                             21

Consolidated Statements of Income for
the Years Ended June 30, 1998, 1997, and 1996                        22

Consolidated Statements of Stockholders' Equity
for the Years Ended June 30, 1998, 1997, and 1996                    23

Consolidated Statements of Cash Flows for the Years
Ended June 30, 1998, 1997, and 1996                                  24

Notes to Consolidated Financial Statements                        25-35

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Invivo Corporation:


We have audited the accompanying consolidated balance sheets of Invivo Corporation and subsidiaries (the Company) as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invivo Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.



                                            /s/  KPMG Peat Marwick LLP
                                           --------------------------------
                                           KPMG Peat Marwick LLP


July 30, 1998

                       INVIVO CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 1998 and 1997


                                                                              1998           1997
                                                                           -----------    -----------
Current assets:
    Cash and cash equivalents                                              $   554,100        171,100
    Trade receivables, less allowance for doubtful accounts of
      $288,300 and $371,000 in 1998 and 1997, respectively                  10,277,000      7,898,800
    Inventories                                                              7,282,400      7,100,900
    Deferred income taxes                                                    1,138,000        800,600
    Prepaid expenses and other current assets                                  451,400        516,200
                                                                           -----------    -----------

           Total current assets                                             19,702,900     16,487,600

Property and equipment, net                                                  4,441,100      4,460,100
Intangible assets                                                            5,748,700      5,442,400
Other assets                                                                   302,600        219,700
                                                                           ===========    ===========

                                                                           $30,195,300     26,609,800
                                                                           ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         3,139,100      2,871,000
    Accrued expenses                                                         2,679,700      2,153,200
    Current portion of long-term debt and bank borrowings                    3,087,200      3,487,900
    Income taxes payable                                                     1,433,200        481,200
    Other                                                                           --         21,900
                                                                           -----------    -----------

           Total current liabilities                                        10,339,200      9,015,200

Long-term debt, excluding current portion                                    1,479,800      1,584,400
Deferred income taxes                                                          156,000        143,700
Other                                                                           52,000         52,000
                                                                           -----------    -----------

           Total liabilities                                                12,027,000     10,795,300
                                                                           -----------    -----------

Stockholders' equity:
    Common stock, $.0008 par value; 5,000,000 shares authorized;
      3,269,418 and 3,255,668 shares issued and outstanding in
      1998 and 1997, respectively                                                2,600          2,600
    Additional paid-in capital                                              12,908,700     12,817,400
    Retained earnings                                                        5,257,000      2,994,500
                                                                           -----------    -----------

           Total stockholders' equity                                       18,168,300     15,814,500

Commitments and contingencies
                                                                           -----------    -----------

                                                                           $30,195,300     26,609,800
                                                                           ===========    ===========


See accompanying notes to financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Years ended June 30, 1998, 1997, and 1996



                                                       1998             1997             1996
                                                   ------------     ------------     ------------
Sales                                              $ 40,651,400       35,903,500       31,390,900
Cost of goods sold                                   20,956,600       18,618,900       15,810,900
                                                   ------------     ------------     ------------

           Gross profit                              19,694,800       17,284,600       15,580,000
                                                   ------------     ------------     ------------

Operating expenses:
    Selling, general, and administrative             13,428,500       14,174,300        9,690,700
    Research and experimental                         2,455,000        2,448,800        2,095,400
                                                   ------------     ------------     ------------

           Total operating expenses                  15,883,500       16,623,100       11,786,100
                                                   ------------     ------------     ------------

           Income from operations                     3,811,300          661,500        3,793,900

Other income (expense):
    Interest expense                                   (387,300)        (251,400)        (175,200)
    Other, net                                            4,000           67,900          126,700
                                                   ------------     ------------     ------------

           Income before income taxes                 3,428,000          478,000        3,745,400

Income tax expense                                    1,165,500          162,500        1,273,400
                                                   ------------     ------------     ------------

           Net income                              $  2,262,500          315,500        2,472,000
                                                   ============     ============     ============

Basic net income per common share                  $        .69              .10              .77
                                                   ============     ============     ============

Weighted average of common shares outstanding
    (basic)                                           3,264,966        3,239,187        3,216,362
                                                   ============     ============     ============

Diluted net income per common share                $        .66              .09              .72
                                                   ============     ============     ============

Weighted average common shares and common share
    equivalents outstanding (diluted)
                                                      3,426,718        3,445,326        3,455,501
                                                   ============     ============     ============



See accompanying notes to financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years ended June 30, 1998, 1997, and 1996




                                   COMMON STOCK          ADDITIONAL                    TOTAL
                             ------------------------     PAID-IN       RETAINED    STOCKHOLDERS'
                               SHARES        AMOUNT       CAPITAL       EARNINGS       EQUITY
                             ----------    ----------    ----------    ----------    ----------
Balances as of June 30,
    1995                      3,200,043    $    2,600    12,406,500       207,000    12,616,100

Exercise of stock options        25,950            --        84,100            --        84,100

Tax benefit from exercise
    of options                       --            --       103,400            --       103,400

Net income                           --            --            --     2,472,000     2,472,000
                             ----------    ----------    ----------    ----------    ----------

Balances as of June 30,
    1996                      3,225,993         2,600    12,594,000     2,679,000    15,275,600

Exercise of stock options        29,675            --       161,000            --       161,000

Tax benefit from exercise
    of options                       --            --        62,400            --        62,400

Net income                           --            --            --       315,500       315,500
                             ----------    ----------    ----------    ----------    ----------

Balances as of June 30,
    1997                      3,255,668         2,600    12,817,400     2,994,500    15,814,500

Exercise of stock options        13,750            --        77,000            --        77,000

Tax benefit from exercise
    of options                       --            --        14,300            --        14,300

Net income                           --            --            --     2,262,500     2,262,500
                             ----------    ----------    ----------     ---------    ----------

Balances as of June 30,
    1998                      3,269,418    $    2,600    12,908,700     5,257,000    18,168,300
                             ==========    ==========    ==========    ==========    ==========




See accompanying notes to financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1998, 1997, and 1996


                                                                   1998                   1997                   1996
                                                            --------------------   -------------------    -------------------
Cash flows from operating activities:                      $
    Net income                                              2,262,500               315,500                 2,472,000
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                         760,000               745,900                   601,400
        Loss on sale of property and equipment                 64,800                21,200                    31,200
        Changes in operating assets and liabilities:
          Trade receivables                                (2,378,200)           (1,483,300)                 (215,900)
          Inventories                                        (181,500)           (1,596,500)                 (412,500)
          Deferred income taxes                              (310,700)             (230,600)                  (72,300)
          Prepaid expenses and other current assets
                                                               64,800                68,300                  (128,000)
          Accrued expenses                                    526,500               251,900                   (65,900)
          Accounts payable                                    268,100             1,234,700                   292,800
          Income taxes payable                                952,000               158,700                   220,500
          Other current liabilities                           (21,900)              (71,000)                    2,600
                                                          -----------     -      ----------               -----------

              Net cash provided by (used in) operating
                activities                                  2,006,400               (585,200)               2,725,900
                                                          -----------            -----------              -----------

Cash flows from investing activities:
    Capital expenditures                                     (646,800)            (2,380,500)                (769,300)
    Proceeds from sale of property and equipment                   --                 69,400                   17,000
    Intangible assets                                        (232,600)                    --                 (987,900)
    Other assets                                              (82,900)               149,800                 (297,400)
                                                          -----------            -----------              -----------

              Net cash used in investing activities          (962,300)            (2,161,300)              (2,037,600)
                                                          -----------            -----------              -----------

Cash flows from financing activities:
    Issuances of common stock                                  76,900                161,000                   84,100
    Bank borrowings (repayments), net                        (645,000)             2,545,000                1,800,000
    Principal payments under long-term debt and other
      liabilities                                             (93,000)              (224,600)              (2,457,800)
                                                          -----------            -----------              -----------

              Net cash provided by (used in) financing
                activities                                   (661,100)             2,481,400                 (573,700)
                                                          -----------            -----------              -----------

Net increase (decrease) in cash and cash equivalents
                                                              383,000               (265,100)                 114,600

Cash and cash equivalents at beginning of year                171,100                436,200                  321,600
                                                          -----------            -----------              -----------

Cash and cash equivalents at end of year                  $   554,100                171,100                  436,200
                                                          ===========            ===========              ===========

See accompanying notes to financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          June 30, 1998, 1997, and 1996




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

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements and assets under capital leases are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

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

       INTANGIBLE ASSETS

       Intangible assets include patents and the cost in excess of amounts otherwise assigned to net assets of businesses acquired (goodwill). Patents are amortized on a straight-line basis over their approximate useful lives, not to exceed 17 years. Goodwill is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of goodwill by projecting results of operations over the remaining useful lives of the businesses acquired. Accumulated amortization as of June 30, 1998 and 1997 was approximately $867,500 and $708,400, respectively. Amortization expense was approximately $159,100, $153,400 and $136,100 for 1998, 1997, and 1996, respectively.

       BASIC AND DILUTED NET INCOME PER COMMON SHARE

       The Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires the presentation of basic net income per share and diluted net income per share. The Company adopted the provisions of SFAS No. 128 for the year ended June 30, 1998 and prior periods have been restated to conform to SFAS No. 128.

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

       IMPAIRMENT OF LONG-LIVED ASSETS

       Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company has identified no long-lived assets or identifiable intangibles which are considered impaired.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of their short maturities.

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs related to the design, development and testing of new monitors, applications and technologies are charged to expense as incurred.

       ACCOUNTING FOR STOCK OPTIONS

       Prior to June 30, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employees stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS No. 123.

       NEW ACCOUNTING PRONOUNCEMENTS

       SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, is effective for years beginning after December 15, 1997. The Company will adopt this standard for fiscal year 1999.


 (2)   ACQUISITION OF INVIVO RESEARCH INC.

       On December 31, 1992, the Company acquired 80% of the outstanding common stock of Invivo Research Inc., a company which designs, manufactures, and markets sensor-based patient safety devices.

       In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research Inc. shares. Under this agreement, the purchase price for the remaining shares is to be paid in five installments. One installment in the amount of $987,000 was paid during fiscal 1996. During fiscal 1998, the Company accrued for a second installment in the amount of $465,000, of which $232,600 was paid as of June 30,1998. The three remaining installments will become payable on January 1, 1999 and will be based on calendar year 1998 results. The value of each installment will be determined based upon a formula involving after-tax profits, subject to a minimum share price if certain milestones are achieved.


 (3)   INVENTORIES

       A summary of inventories as of June 30 follows:

                                                   1998                   1997
                                                ----------             ---------
Raw materials                                   $3,842,100             3,804,500
Work in process                                  2,126,000             1,180,100
Finished goods                                   1,314,300             2,116,300
                                                ----------             ---------
                                                $7,282,400             7,100,900
                                                ==========            ==========

(4)    PROPERTY AND EQUIPMENT

       A summary of property and equipment as of June 30 follows:

                                                        1998            1997
                                                    -----------     -----------
Land and building                                   $ 2,329,500       2,324,800
Equipment                                             4,467,900       3,935,800
Furniture and fixtures                                1,003,800         960,100
Vehicles                                                148,500         147,000
                                                    -----------     -----------

                                                      7,949,700       7,367,700

Less accumulated depreciation and amortization       (3,508,600)     (2,907,600)
                                                    -----------     -----------

                                                    $ 4,441,100       4,460,100
                                                    ===========     ===========



 (5)   DEBT AND BANK BORROWINGS

       A summary of debt and bank borrowings as of June 30 follows:

                                                               1998           1997
                                                           -----------     -----------
Installments payable on the purchase of the remaining
    shares of Invivo Research (note 2). Amount is
    payable in monthly installments of $38,778 through
    December 31, 1998                                      $   232,600              --

Term loan payable in monthly installments of
    approximately $8,700, including interest at 8-1/2%;
    secured by land and building                             1,584,400       1,677,300

Borrowings under the $5,000,000 revolving loan,
    which expires and is payable on December 1,
    1998; collateralized by accounts receivable and
    inventory and equipment; interest payable
    monthly at LIBOR plus 2.0%                               2,750,000       3,395,000
                                                           -----------     -----------

                                                             4,567,000       5,072,300

Less current portion                                        (3,087,200)     (3,487,900)
                                                           -----------     -----------

                                                           $ 1,479,800       1,584,400
                                                           ===========     ===========

       The aggregate maturities of long-term debt of June 30, 1998 are as follows:

       Year ending June 30,
                    1999                          $3,087,200
                    2000                             104,600
                    2001                             104,600
                    2002                             104,600
                    2003                             104,600
                    Thereafter                     1,061,400
                                                  ==========

                                                  $4,567,000
                                                  ==========


       In December 1997, the Company and its bank lender agreed to renew the revolving $5,000,000 loan to December 1, 1998. The revolving loan requires the Company to maintain a minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth, a minimum working capital balance, quarterly profitability, a minimum debt service ratio, and prohibits the Company from paying dividends. As of June 30, 1998, $2,250,000 was available under the line of credit.


(6)    ACCRUED EXPENSES

       A summary of accrued expenses as of June 30 follows:

                                                      1998                1997
                                                   ----------          ---------
Accrued compensation and benefits                  $2,062,500          1,245,400
Other                                                 617,200            907,800
                                                   ----------          ---------

                                                   $2,679,700          2,153,200
                                                   ==========         ==========



(7)    LEASE COMMITMENTS

       The Company leases certain facilities and equipment under operating leases. The facilities' leases require the Company to pay certain executory costs such as taxes, insurance, and maintenance. Rent expense related to operating leases was approximately $422,200, $385,000 and $416,900 for the years ended June 30, 1998, 1997, and 1996, respectively.

       A summary of future minimum lease payments required under noncancelable operating leases with terms in excess of one year, net of sublease rental income, as of June 30, 1998 follows:

     Fiscal year ending
           1999                                             $411,500
           2000                                              250,500
           2001                                              156,300
           2002                                                5,100
           2003                                                1,900
                                                            ========

           Future minimum lease payments                    $825,300
                                                            ========

 (8)   INCOME TAXES

       A summary of the components of income tax expense (benefit) follows:

                                 CURRENT             DEFERRED            TOTAL
                               -----------            -------          ---------
1998:
    Federal                    $ 1,252,500           (284,000)           968,500
    State                          237,000            (40,000)           197,000
                               -----------            -------          ---------

                               $ 1,489,500           (324,000)         1,165,500
                               ===========            =======          =========

1997:
    Federal                        206,200           (179,200)            27,000
    State                          188,000            (52,500)           135,500
                               -----------            -------          ---------

                               $   394,200           (231,700)           162,500
                               ===========            =======          =========

1996:
    Federal                      1,101,800            (56,400)         1,045,400
    State                          243,900            (15,900)           228,000
                               -----------            -------          ---------

                               $ 1,345,700            (72,300)         1,273,400
                               ===========            =======          =========


       Amounts are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

       Deferred income taxes are attributable primarily to depreciation, accrued expenses, and allowances.

       The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30 are as follows:

                                                             1998               1997               1996
                                                        ---------------    ---------------    ---------------
       Deferred tax assets:
           Reserves and other accruals                  $     1,138,000            800,600            587,000
           Capital loss carryover                               199,400            199,400              1,500
           Accumulated depreciation                                  --              2,400                 --
                                                        ---------------    ---------------    ---------------

                  Gross deferred tax assets                   1,337,400          1,002,400            588,500

       Valuation allowance                                     (199,400)          (199,400)            (1,500)
                                                        ---------------    ---------------    ---------------

                  Total deferred tax assets, less
                     valuation allowance                      1,138,000            803,000            587,000
                                                        ---------------    ---------------    ---------------

       Deferred tax liabilities:
           Federal depreciation in excess of books              (15,000)                --            (11,000)
           Acquired intangibles from acquisitions              (141,000)          (145,000)          (149,700)
                                                        ---------------    ---------------    ---------------
                  Total deferred tax liabilities               (156,000)          (145,000)          (160,700)
                                                        ---------------    ---------------    ---------------

       Net deferred tax asset                           $       982,000            658,000            426,300
                                                        ===============    ===============    ===============


           There was no net change in the valuation allowance for the year ended June 30, 1998.

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

       The following summarizes the differences between the income tax expense and the amount computed by applying the 34% federal statutory corporate rate to income before income taxes as follows:


                                                            1998           1997           1996
                                                         ----------     ----------     ----------
       Federal income tax at statutory rate              $1,165,500     $  162,500     $1,273,400
       State income taxes                                   156,000        103,000        150,500
       Utilization of research, experimental, and
           other credits                                    (57,000)       (50,000)            --
       Benefit of foreign sales corporation                (204,000)      (135,500)      (111,500)
       Permanent differences                                 54,000         44,000         21,000
       Other                                                 51,000         38,500        (60,000)
                                                         ==========     ==========     ==========
                                                         $1,165,500        162,500      1,273,400
                                                         ==========     ==========     ==========

  (9)  STOCK OPTION PLAN

       The Company has established stock option plans to provide for the granting of stock options to employees (including officers and directors) at prices not less than the fair market value of the Company's common stock at the date of grant. Options vest ratably over 4 years and expire in 10 years. The Company has reserved 314,400 and 600,000 shares of its common stock for issuance under the 1986 and 1994 Plans, respectively. During 1998, the Company granted 123,500 shares of common stock.

       Had the Company determined compensation costs related to its stock option plans pursuant to SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below for the years noted:


                                                           1998         1997       1996
                                                        ----------    --------   ---------
Net income                        As reported           $2,262,500     315,500   2,472,000
                                  Pro forma              2,151,899     161,227   2,456,800

Basic net income per share        As reported               .69         .10         .77
                                  Pro forma                 .66         .02         .75

Diluted net income per share      As reported               .66         .09         .72
                                  Pro forma                 .63         .02         .71


       Pro forma net income reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for the Company's Plan under SFAS No. 123 is not reflected in the option's vesting period and compensation costs for options granted prior to July 1, 1995 are not considered.

       A summary of stock option activity for the years ended June 30, 1998 and 1997 follows:


                                                                           WEIGHTED-
                                                                            AVERAGE
                                  WEIGHTED-   WEIGHTED-      OPTIONS     EXERCISE PRICE
                                  AVERAGE     AVERAGE      EXERCISABLE     BY OPTIONS
                                  EXERCISE   GRANT DATE        AT        EXERCISABLE AT
                     OPTIONS       PRICE     FAIR VALUE     YEAR END       YEAR END
                     --------    ---------   ----------    -----------   --------------
June 30, 1996        364,400                                 234,675       $   3.59

    Granted          197,000      11.47         5.39
     Exercised       (29,675)      5.54
    Canceled         (15,625)      8.74
                     -------

 June 30, 1997       516,100       7.36                      267,638           4.19

    Granted          123,500      10.00         5.41
    Exercised        (13,750)      5.60
    Canceled          (9,875)      7.29
                     -------
June 30, 1998        615,975       7.77                      328,401           5.51
                     =======


                                     WEIGHTED-
                        NUMBER       AVERAGE      WEIGHTED      NUMBER     WEIGHTED-
       RANGE OF      OUTSTANDING    REMAINING      AVERAGE    EXERCISABLE   AVERAGE
       EXERCISE      AT JUNE 30,   CONTRACTUAL    EXERCISE    AT JUNE 30,   EXERCISE
        PRICES          1998          LIFE          PRICE         1998       PRICE
     ------------    -----------   -----------   ----------   -----------  ----------
     $2.00--5.13       188,050         2.54        $ 2.80       188,050      $ 2.80
      7.00--8.75       128,175         6.86          7.35        82,225        4.53
     10.00--16.13      299,750         8.74         11.07        58,126       12.15
                       -------         ----         -----       -------       -----
                       615,975         6.46          7.77       328,401        4.89
                       =======                                  =======



 (10)  SALARY DEFERRAL PLAN

       The Company's executive officers, together with all other eligible employees, may participate in the Company's 401(k) Salary Deferral Plan (the Plan). Employees become eligible upon completion of one year of service. Each eligible employee receives a retirement benefit based upon accumulated contributions to the Plan by the employee and the Company plus any earnings on such contributions. The Company contributes an amount equal to 25% of the first 4% of compensation that the employee contributes. The Plan currently provides that participants begin vesting in the Company's contributions after three years of employment and are fully vested after seven years. Company contributions to the Plan for the years ended June 30, 1998, 1997, and 1996 were $70,600, $56,700 and
       $43,200, respectively.

 (11)  LEGAL PROCEEDINGS

       The Company is involved in litigation arising in the ordinary course of its business. While the ultimate results of such proceedings cannot be predicted with certainty, management expects that these matters will not have a material adverse effect on the Company's financial position or results of operations.


(12)    MAJOR CUSTOMERS AND CREDIT RISK

       In fiscal 1998, 1997, and 1996 no individual customer accounted for greater than 10% of the Company's revenues or trade accounts receivable.

       The Company has a customer base that is diverse geographically and by industry. Customer credit evaluations are performed on an ongoing basis, and collateral is generally not required for trade accounts receivable. Management does not believe the Company has any significant concentration of credit risk as of June 30, 1998.



(13)    INDUSTRY AND GEOGRAPHIC INFORMATION

       The Company operates in multiple industry segments and it markets its products in the United States and in foreign countries through its sales personnel and distributors. Export sales account for a significant portion of the Company's net revenue and are summarized by geographic area as follows (in thousands):


                                                       Year Ended June 30,
                                                ------------------------------
                                                  1998       1997      1996
                                                --------   --------  --------
           North America                        $31,300     27,900    25,000
           Export:
                 Europe                           2,400      2,200     1,400
                 Pacific Rim                      2,000      2,600     2,300
                 Other international              5,000      3,200     2,700
                                                 ------     ------    ------
                      Total net revenue         $40,700     35,900    31,400
                                                 ======     ======    ======


(14)    SUPPLEMENTAL CASH FLOWS INFORMATION

       Noncash investing and financing activities and supplemental cash flow information are summarized as follows:

                                                             1998           1997        1996
                                                           --------       --------   ----------
       Tax benefit associated with exercise of
           stock options                                   $ 14,400         62,400      103,400

       Cash paid:
           Income taxes                                      875,158       234,800    1,076,700
           Interest                                          389,274       293,100      175,300

SELECTED QUARTERLY FINANCIAL DATA (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS):

In millions, except per share amounts    1STQTR     2NDQTR     3RDQTR     4THQTR
                                         ---------------------------------------
FISCAL YEAR 1998
Sales                                    $9,384    $9,724   $10,425    $11,119
Gross Profit                              4,419     4,740     4,891      5,644
Net Income                                  460       543       575        685
Net Income per common share (basic)        0.14      0.17      0.18       0.21
Net Income per common share (diluted)      0.14      0.16      0.17       0.20

FISCAL YEAR 1997
Sales                                    $7,892    $9,501   $10,003     $8,508
Gross Profit                              3,962     4,512     4,988      3,822
Net Income (loss)                             3       298       403      (389)
Net Income (loss) per common share         0.00      0.09      0.12     (0.11)


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in the accountants or disagreements with the Company's accountants on accounting and financial disclosure matters in fiscal 1998.



                                    PART III

ITEMS 10 TO 13 INCLUSIVE.

These items have been omitted in accordance with instructions to Form 10-K Annual Report. The Registrant will file with the Commission in October 1998 pursuant to regulation 14A, a definitive proxy statement that will involve the election of directors.

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

10.05 Stock purchase agreement dated January 14, 1991 between G.C. Industries Inc. and Sensor Control
               Corporation (5)

10.06 Stock purchase agreement dated June 21, 1991 by and between Electronic Safety Products Inc. and
               Sensor Control Corporation (6)

10.07 Stock purchase agreement dated December 31, 1992 by and between Invivo Research Inc. and SafetyTek
               Corporation (7)

10.08          Real Estate Unconditional Guaranty dated January
               21, 1993 by and between First Union National Bank of Florida and SafetyTek Corporation (8)

(A) EXHIBIT
                                                                                PAGE
                                                                                ----
10.09          First Amendment to Stock Purchase Agreement dated
               July 1, 1993 and related Stock Pledge Agreement dated
               July 1, 1993 by and between Invivo Research Inc. and
               SafetyTek Corporation  (9)

10.10          Lease between Lincoln-Whitehall Realty LLC and SafetyTek
               Corporation for the 5696 Stewart Ave.
               Fremont, CA facility (10)

10.11 Construction Loan Agreement between Invivo Research and First Union Bank dated July 31, 1996 (11)

10.12          Credit Agreement between Wells Fargo and Invivo Corp.
               dated December 1, 1996 (12)

10.13          First Amendment to Credit Agreement between Invivo Corp.
               and Wells Fargo Bank dated June 16, 1997 (13)

10.14          Second Amendment to Credit Agreement between Invivo Corp.
               and Wells Fargo Bank dated November 19, 1997 (14)

10.15          Third Amendment to Credit Agreement between Invivo Corp.
               and Wells Fargo Bank dated August 20, 1997                       42-43

11.01          Statement regarding computation of per
               share earnings                                                      44

21.01          Subsidiaries of Registrant                                          45

23.01          Consent of Independent Auditors                                     46

27.01          Financial Data Schedule                                             47


FOOTNOTES DESCRIPTIONS:

        (1) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 28, 1990. (File No. 0-15963)

        (2) Incorporated by reference to corresponding Exhibit included with Registrant's Form 8-K filed January 28, 1991 (File No. 0-15963)

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

         (9) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed November 1, 1993.
(File No. 0-15963)

        (10) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed May 15, 1996. (File No. 0-15963)

        (11) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 27, 1996. (File No. 0-15963)

        (12) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed February 14, 1997. (File No. 0-15963)

        (13) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 29, 1997. (File No. 0-15963)

        (14) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed February 13, 1998. (File No. 0-15963)

(B) FINANCIAL STATEMENT SCHEDULES

                       Invivo Corporation and Subsidiaries

                                   Schedule II

                        Valuation and Qualifying Accounts
                    Years ended June 30, 1998, 1997 and 1996

                                                     Additions
                                    Balance at       Charged to                        Balance
                                    Beginning        Costs and                         at end
                                    of Year          Expenses       Deductions(1)      of Year
                                    ----------       ---------      ------------       --------
Allowance for doubtful
  accounts
                  Fiscal 1998       371,000           17,100          99,800            288,300

                  Fiscal 1997       231,000          148,600           8,600            371,000

                  Fiscal 1996       236,900           93,100          99,000            231,000

                  (1)  Deductions as a result of write-offs


(C) REPORTS ON FORM 8-K
         The Company was not required to file any reports on Form 8-K for the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Invivo Corporation



                             /s/ JOHN F. GLENN
                             -----------------------
                             John F. Glenn
                             Vice President-Finance\
                             Chief Financial Officer

September 25, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ERNEST C. GOGGIO
-----------------------
Ernest C. Goggio           Chairman of the Board              September 25, 1998


/s/ JAMES B. HAWKINS
-----------------------
James B. Hawkins           President, Chief                   September 25, 1998
                           Executive Officer, Director
                           (principal executive
                           officer)


/s/ JOHN F. GLENN
-----------------------
John F. Glenn              Chief Financial Officer            September 25, 1998
                           (principal financial
                           and accounting officer)


/s/ LAUREEN DEBUONO
-----------------------
Laureen DeBuono            Director                           September 25, 1998


/s/ GEORGE S. SARLO
-----------------------
George S. Sarlo            Director                           September 25, 1998