Form 10-Q
period 1998-09-30
INVIVO CORP
filed 1998-11-12
CIK 806168

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            TELEPHONE: (925) 468-7600
                         (Registrant's telephone number)



              -----------------------------------------------------


Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.0008 per share, at September 30, 1998 was 3,271,668 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INVIVO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      SEPTEMBER 30,          JUNE 30,
                                                          1998                 1998
                                                      -------------        -------------
                                                       (UNAUDITED)            (AUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                          $     308,900              554,100
   Trade receivables, net                                10,640,800           10,277,000
   Inventories                                            7,615,700            7,282,400
   Deferred income taxes                                  1,138,000            1,138,000
   Prepaid expenses and other current assets                714,800              451,400
                                                      -------------        -------------

        Total current assets                             20,418,200           19,702,900

Property and equipment, net                               4,617,000            4,441,100
Intangible assets                                         5,706,400            5,748,700
Other assets                                                294,400              302,600
                                                      -------------        -------------

                                                      $  31,036,000           30,195,300
                                                      =============        =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $   3,052,500            3,139,100
   Accrued expenses                                       2,723,700            2,679,700
   Current portion of long-term debt and
     bank borrowings                                      3,220,000            3,087,200
   Income taxes payable                                   1,437,900            1,433,200
                                                      -------------        -------------

        Total current liabilities                        10,434,100           10,339,200

Long-term debt, excluding current portion                 1,453,800            1,479,800
Deferred income taxes                                       156,000              156,000
Other liabilities                                            52,000               52,000
                                                      -------------        -------------

        Total liabilities                                12,095,900           12,027,000
                                                      -------------        -------------

Stockholders' equity:
  Common stock                                                2,600                2,600
  Additional paid-in capital                             12,921,200           12,908,700
  Retained earnings                                       6,016,300            5,257,000
                                                      -------------        -------------

        Total stockholders' equity                       18,940,100           18,168,300
                                                      -------------        -------------

Commitments and contingencies

                                                      $  31,036,000           30,195,300
                                                      =============        =============


See accompanying note to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                               ------------------------------------
                                                   1998                   1997
                                               -------------          -------------
Sales                                          $  11,500,600              9,383,700
Cost of goods sold                                 5,736,000              4,964,200
                                               -------------          -------------

   Gross profit                                    5,764,600              4,419,500

Operating expenses:
  Selling, general
    and administrative                             3,845,200              3,085,800
  Research and experimental                          690,900                610,300
                                               -------------          -------------

   Total operating expenses                        4,536,100              3,696,100
                                               -------------          -------------

   Income from operations                          1,228,500                723,400

Other income (expense):
  Interest expense                                   (82,700)               (95,800)
  Other, net                                           4,600                 31,400
                                               -------------          -------------

   Income before income taxes                      1,150,400                659,000

Income tax expense                                   391,100                199,000
                                               -------------          -------------

   Net income                                  $     759,300                460,000
                                               =============          =============

Basic net income per common share              $         .23                    .14
                                               =============          =============

Weighted average of common
 shares outstanding (basic)                        3,269,947              3,256,059
                                               =============          =============

Diluted net income per common share $                    .22                    .14
                                               =============          =============

Weighted average of common shares
 and common share equivalents
 outstanding (diluted)                             3,516,389              3,371,468
                                               =============          =============


See accompanying note to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                    1998                1997
                                                                -------------       -------------
Cash flows from operating activities:
  Net income                                                    $     759,300             460,000
  Adjustments to reconcile net income to
    cash (used in) provided by operating activities:
      Depreciation and amortization                                   222,500             191,900
      Change in operating assets and liabilities:
          Trade receivables                                          (363,800)           (749,400)
          Inventories                                                (333,300)            440,600
          Prepaid expenses and other current assets                  (263,400)           (106,300)
          Accrued expenses                                             44,000             153,900
          Accounts payable                                            (86,600)           (545,700)
          Income taxes payable                                          4,700             507,500
          Other current liabilities                                        --              (3,100)
                                                                -------------       -------------

   Net cash (used in) provided by operating activities                (16,600)            349,400
                                                                -------------       -------------

Cash flows from investing activities:
Capital expenditures                                                 (356,200)           (124,500)
Intangible assets                                                    (116,300)                 --
Other assets                                                            8,200                  --
                                                                -------------       -------------

   Net cash used in investing activities                             (464,300)           (124,500)
                                                                -------------       -------------

Cash flows from financing activities:
  Issuances of common stock                                            12,600               5,900
  Bank borrowings (repayments), net                                   249,100            (186,300)
  Principal payments under long-term debt
   and other liabilities                                              (26,000)            (14,500)
                                                                -------------       -------------

   Net cash provided by (used in) financing activities                235,700            (194,900)
                                                                -------------       -------------

Net (decrease) increase in cash and cash equivalents                 (245,200)             30,000
Cash and cash equivalents at beginning of period                      554,100             171,100
                                                                -------------       -------------
Cash and cash equivalents at end of period                      $     308,900             201,100
                                                                =============       =============



Supplemental disclosures of cash flow information:
 Cash paid during the period for:

     Income taxes                                               $     373,300              19,500
                                                                =============       =============

     Interest                                                   $      85,500              95,800
                                                                =============       =============


See accompanying note to consolidated financial statements.

                               INVIVO CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

        The consolidated balance sheet as of September 30, 1998 and the related consolidated statements of income for the three month periods ended September 30, 1998 and 1997; and the consolidated statements of cash flows for the three month periods ended September 30, 1998 and 1997 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

        The financial statements and note are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

Sales

        Sales for the first quarter ended September 30, 1998 were $11,500,600, an increase of 22.6% over sales of $9,383,700 for the same period of fiscal 1998. The sales increase in the first quarter of fiscal 1999 was primarily attributable to the sales growth at the Company's patient safety monitoring business. Strong demand for the Company's next generation MRI vital signs monitor, introduced in the fourth quarter of fiscal 1998, was largely responsible for the sales increase. Sales were also positively affected by increased sales at the Company's gas detection business.

Gross Profit

        The gross profit margin increased to 50.1% from 47.1% in the first quarter ended September 30, 1998 as compared to the same period in the prior fiscal year. The increase was primarily due to the product mix of sales at the Company's patient safety monitoring business as the MRI vital signs monitor has a higher gross margin than the "Millennia" vital signs monitor and other monitoring products.

Operating Expenses

        Selling, general and administrative expenses for the three month period ended September 30, 1998 increased 24.6% or $759,400 compared to the previous fiscal period. As a percentage of sales, selling, general and administrative expenses were 33.4% for the quarter ended September 30, 1998 compared with 32.9% for the same period in fiscal 1998. The increase in these expenditures was primarily due to higher sales commission expenses on the higher sales volume at the Company's patient safety monitoring business.

        Research and experimental expenses were $690,900 or 6.0% of sales in the first quarter of fiscal 1999 as compared to $610,300 or 6.5% of sales in the prior year period. A substantial amount of the research and experimental expenses are on behalf of the patient safety monitoring business as the Company continues its efforts in enhancing its "Millennia" vital signs monitor and developing other vital signs monitoring products.

Other Income and Expense

        Interest expense decreased to $82,700 for the three months ended September 30, 1998 compared with $95,800 for the same period in fiscal 1998. This decrease was primarily the result of lower average balances on the Company's revolving bank line of credit.

Provision for Income Taxes

The effective tax rate for the first quarter remained at 34%.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at September 30, 1998 increased to $9,984,100 compared with $9,363,700 at June 30, 1998. Cash and cash equivalents at September 30, 1998 were $308,900 compared with $554,100 at June 30, 1998. Net cash used in operating activities was $16,600 for the first quarter ended September 30, 1998 compared with $349,400 provided by operations for the quarter ended September 30, 1997. This decrease was the result of the increase in net income being offset by negative changes in operating assets and liabilities particularly inventories, accounts receivable, prepaid expenses and other assets. Capital expenditures were $356,200 for the first quarter of fiscal 1999 compared to $124,500 for the prior year period.

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

         In October of 1998, the Company increased its bank line of credit to $7,500,000 from $5,000,000 and added a $1,000,000 three-year term loan. The Company also renewed the line of credit from December 1, 1998 to December 1, 1999. The Company's revolving bank line of credit and term loan are collateralized by the Company's accounts receivable, inventory, and equipment. At September 30, 1998, $2,999,100 was outstanding on the line of credit, $1,000,000 of which was subsequently converted into the term loan.

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

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

        REPORTING COMPREHENSIVE INCOME. In 1997, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997 and has been adopted by Invivo Corporation in fiscal year 1999. The Company does not currently have any of the reconciling components defined; therefore, net income equals comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

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

        EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for earlier periods provided for comparative purposes, if available. Because the Company does not have any of these type of plans, it believes that SFAS No. 132 will have no impact on the consolidated financial statements.

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

In fiscal 1997, the Company introduced its new "Millennia" portable multi-parameter vital signs monitor and substantially increased selling, general and administrative expenses in connection with this product coming on line. In late fiscal 1998, the Company introduced its next generation MRI monitor. The Company expects both of these products to have a substantial impact on future revenue growth and that its future financial results will to a large extent depend on the success of these products.

The success of the "Millennia" and the MRI monitor will be dependent on a variety of factors, some of which may be beyond the control of the Company. Among the factors that could cause actual results to differ from those anticipated by the Company are: customer acceptance of new product; effectiveness of sales and marketing efforts; customer buying patterns; changes in healthcare delivery and reimbursement; availability of components; impact of the international economic environment; execution of new product manufacturing ramp and competitive factors, such as competitor's new products and pricing pressures.

The Company's statements in this Form 10-Q for the period ended September 30, 1998 regarding the year 2000 issue also constitutes forward looking statements of anticipated costs, timing of hardware and software installation and year 2000 compliance of suppliers and customers. Actual results could differ due to unanticipated difficulties in completing year 2000 compliance efforts or to the determination of additional year 2000 issues that have not been identified by the Company.


YEAR 2000

        Many existing computer systems and related software applications use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on such computer systems and applications in operating and monitoring all major aspects of its business. The Company has evaluated the impact of the year 2000 issue on its business and the related expenses incurred in attempting to remedy such impact. The Company determined that regardless of the year 2000 issue, replacement of existing systems would be provide more efficiency of operations and additional functionality. The Company has contracted with outside information consulting companies to install both new hardware and replace its current mission critical software systems with off the shelf year 2000 compliant software. Management's current estimate is that the costs associated with the new systems will total approximately $250,000 to $300,000 and should not have a material adverse effect on the results of operations or financial position of the Company in fiscal 1999. Through September 30, 1998, the Company had incurred approximately $100,000 of costs associated with the new information systems, all of which has been capitalized. Management expects all information system upgrades and conversions to be completed and fully operational by early calendar 1999. The Company has not attempted to quantify the most likely year 2000 worst--case scenario nor has it considered any contingent plans in case the installations performed by the outside information consulting companies are not satisfactory for the year 2000 compliance, as the Company believes that the installations will sufficiently address the year 2000 issue. However, if the completed installations by early calendar 1999 are not satisfactory for year 2000 compliance, the Company will then formulate the necessary contingent plans.

        The Company believes that its currently marketed products are or will be by early calendar 1999, year 2000 compliant. Some of the Company's products are not affected because the product does not contain a date field in the software. On some previously marketed products which are not year 2000 compliant, the Company plans to offer an upgrade to customers requiring year 2000 compliance. The Company is currently assessing its electronic office and manufacturing equipment to determine if such equipment is date sensitive and will require upgrades. The Company cannot predict the effect of the year 2000 problems on its vendors, customers and other entities with which the Company transacts business, or with whose products the Company's products interact. The Company has not yet undertaken a survey of the year 2000 readiness of these third parties. However, the Company does plan to begin an assessment of the readiness of its key vendors and suppliers soon and plans to have this assessment complete by mid-calendar 1999.

                           PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:
           None.

ITEM 2: CHANGES IN SECURITIES:
           None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:
           None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
           None.


ITEM 5: OTHER INFORMATION:
           None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
          (a)  See Exhibit Index included herein on page 11

          (b)  Reports on Form 8-K:
                None.

                               INVIVO CORPORATION
                                INDEX TO EXHIBITS


EXHIBIT NO.           DESCRIPTION OF EXHIBIT
-----------           ----------------------
10.12          Credit Agreement dated October 6, 1998 between
               Invivo Corporation and Wells Fargo Bank

10.13          First Amendment to Credit Agreement dated November
               1, 1998 between Invivo Corporation and Wells Fargo
               Bank

11.1           Statement of computation of net income per share

27.0           Financial Data Schedule

                                   SIGNATURES

        In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               INVIVO CORPORATION



Date:  November  13, 1998                          By:/S/ JOHN F. GLENN
                                                      -----------------
                                                      Vice President-Finance
                                                      and Chief Financial
                                                      Officer
                                                      (Principal Financial and
                                                      Accounting Officer)