Form 10-K/A
period 1998-06-30
INVIVO CORP
filed 1999-02-09
CIK 806168

                                   FORM 10K/A

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

There were 3,269,418 shares of the registrant's Common Stock, $.01 par value, outstanding on September 15, 1998.

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



                                            /s/  KPMG Peat Marwick LLP
                                           --------------------------------
                                           KPMG Peat Marwick LLP


July 30, 1998

                       INVIVO CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 1998 and 1997


                                                                              1998           1997
                                                                           -----------    -----------
Current assets:
    Cash and cash equivalents                                              $   554,100        171,100
    Trade receivables, less allowance for doubtful accounts of
      $288,300 and $371,000 in 1998 and 1997, respectively                  10,277,000      7,898,800
    Inventories                                                              7,282,400      7,100,900
    Deferred income taxes                                                    1,138,000        802,300
    Prepaid expenses and other current assets                                  451,400        516,200
                                                                           -----------    -----------

           Total current assets                                             19,702,900     16,489,300

Property and equipment, net                                                  4,441,100      4,460,100
Intangible assets                                                            5,748,700      5,442,400
Other assets                                                                   302,600        219,700
                                                                           ===========    ===========

                                                                           $30,195,300     26,611,500
                                                                           ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         3,139,100      2,871,000
    Accrued expenses                                                         2,679,700      2,153,200
    Current portion of long-term debt and bank borrowings                    3,087,200      3,487,900
    Income taxes payable                                                     1,433,200        481,200
    Other                                                                           --         21,900
                                                                           -----------    -----------

           Total current liabilities                                        10,339,200      9,015,200

Long-term debt, excluding current portion                                    1,479,800      1,584,400
Deferred income taxes                                                          156,000        145,400
Other                                                                           52,000         52,000
                                                                           -----------    -----------

           Total liabilities                                                12,027,000     10,797,000
                                                                           -----------    -----------

Stockholders' equity:
    Common stock, $.01 par value; 5,000,000 shares authorized;
      3,269,418 and 3,255,668 shares issued and outstanding in
      1998 and 1997, respectively                                               32,694         32,557
    Additional paid-in capital                                              12,878,606     12,787,443
    Retained earnings                                                        5,257,000      2,994,500
                                                                           -----------    -----------

           Total stockholders' equity                                       18,168,300     15,814,500

Commitments and contingencies
                                                                           -----------    -----------

                                                                           $30,195,300     26,611,500
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

                       INVIVO CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                    Years ended June 30, 1998, 1997, and 1996




                                   COMMON STOCK          ADDITIONAL                    TOTAL
                             ------------------------     PAID-IN       RETAINED    STOCKHOLDERS'
                               SHARES        AMOUNT       CAPITAL       EARNINGS       EQUITY
                             ----------    ----------    ----------    ----------    ----------
Balances as of June 30,
    1995                      3,200,043    $   32,000    12,406,500       207,000    12,616,100

Exercise of stock options        25,950           260        83,840            --        84,100

Tax benefit from exercise
    of options                       --            --       103,400            --       103,400

Net income                           --            --            --     2,472,000     2,472,000
                             ----------    ----------    ----------    ----------    ----------

Balances as of June 30,
    1996                      3,225,993        32,260    12,564,340     2,679,000    15,275,600

Exercise of stock options        29,675           297       160,703            --       161,000

Tax benefit from exercise
    of options                       --            --        62,400            --        62,400

Net income                           --            --            --       315,500       315,500
                             ----------    ----------    ----------    ----------    ----------

Balances as of June 30,
    1997                      3,255,668        32,557    12,787,443     2,994,500    15,814,500

Exercise of stock options        13,750           137        76,863            --        77,000

Tax benefit from exercise
    of options                       --            --        14,300            --        14,300

Net income                           --            --            --     2,262,500     2,262,500
                             ----------    ----------    ----------     ---------    ----------

Balances as of June 30,
    1998                      3,269,418    $   32,694    12,878,606     5,257,000    18,168,300
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
                                                            ========

 (8)   INCOME TAXES

       A summary of the components of income tax expense (benefit) follows:

                                 CURRENT             DEFERRED            TOTAL
                               -----------            -------          ---------
1998:
    Federal                    $ 1,252,500           (284,000)           968,500
    State                          237,000            (40,000)           197,000
                               -----------            -------          ---------

                               $ 1,489,500           (324,000)         1,165,500
                               ===========            =======          =========

1997:
    Federal                        206,000           (179,000)            27,000
    State                          187,100            (51,600)           135,500
                               -----------            -------          ---------

                               $   393,100           (230,600)           162,500
                               ===========            =======          =========

1996:
    Federal                      1,101,800            (56,400)         1,045,400
    State                          243,900            (15,900)           228,000
                               -----------            -------          ---------

                               $ 1,345,700            (72,300)         1,273,400
                               ===========            =======          =========


       Amounts are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

       Deferred income taxes are attributable primarily to depreciation, accrued expenses, and allowances.

       The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30 are as follows:

                                                             1998               1997               1996
                                                        ---------------    ---------------    ---------------
       Deferred tax assets:
           Reserves and other accruals                  $     1,138,000            800,600            587,000
           Capital loss carryover                               199,400            199,400              1,500
           Accumulated depreciation                                  --              1,700                 --
                                                        ---------------    ---------------    ---------------

                  Gross deferred tax assets                   1,337,400          1,001,700            588,500

       Valuation allowance                                     (199,400)          (199,400)            (1,500)
                                                        ---------------    ---------------    ---------------

                  Total deferred tax assets, less
                     valuation allowance                      1,138,000            802,300            587,000
                                                        ---------------    ---------------    ---------------

       Deferred tax liabilities:
           Federal depreciation in excess of books              (15,000)                --            (11,000)
           Acquired intangibles from acquisitions              (141,000)          (145,400)          (149,700)
                                                        ---------------    ---------------    ---------------
                  Total deferred tax liabilities               (156,000)          (145,400)          (160,700)
                                                        ---------------    ---------------    ---------------

       Net deferred tax asset                           $       982,000            656,900            426,300
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
                       =======                                  =======



 (10)  SALARY DEFERRAL PLAN

       The Company's executive officers, together with all other eligible employees, may participate in the Company's 401(k) Salary Deferral Plan (the Plan). Employees become eligible upon completion of one year of service. Each eligible employee receives a retirement benefit based upon accumulated contributions to the Plan by the employee and the Company plus any earnings on such contributions. The Company contributes an amount equal to 25% of the first 4% of compensation that the employee contributes. The Plan currently provides that participants vest 25% each year over a four year period in the Company's contributions. Company contributions to the Plan for the years ended June 30, 1998, 1997, and 1996 were $70,600, $56,700 and $43,200, respectively.

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