Form 10-Q
period 1998-12-31
INVIVO CORP
filed 1999-02-09
CIK 806168

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, at December 31, 1998 was 3,286,768 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INVIVO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31,
                                                    1998              JUNE 30,
                                                 (UNAUDITED)           1998
                                                 -----------        -----------


                                     ASSETS
Current assets:

   Cash and cash equivalents                     $   606,500            554,100
   Trade receivables, net                         10,583,800         10,277,000
   Inventories                                     7,495,300          7,282,400
   Deferred income taxes                           1,138,000          1,138,000
   Prepaid expenses and other current assets         470,400            451,400
                                                 -----------        -----------

        Total current assets                      20,294,000         19,702,900

Property and equipment, net                        4,856,500          4,441,100
Intangible assets                                  5,664,300          5,748,700
Other assets                                         286,200            302,600
                                                 -----------        -----------

                                                 $31,101,000         30,195,300
                                                 ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $ 2,353,900          3,139,100
   Accrued expenses                                 2,920,600          2,679,700
   Current portion of long-term debt and
     bank borrowings                                2,424,800          3,087,200
   Income taxes payable                             1,146,500          1,433,200
                                                  -----------        -----------

        Total current liabilities                   8,845,800         10,339,200

Long-term debt, excluding current portion           2,066,600          1,479,800
Deferred income taxes                                 156,000            156,000
Other liabilities                                      52,000             52,000
                                                  -----------        -----------

        Total liabilities                          11,120,400         12,027,000
                                                  -----------        -----------

Stockholders' equity:
  Common stock                                         32,868             32,694
  Additional paid-in capital                       13,038,232         12,878,606
  Retained earnings                                 6,909,500          5,257,000
                                                  -----------        -----------

        Total stockholders' equity                 19,980,600         18,168,300
                                                  -----------        -----------

Commitments and contingencies

                                                  $31,101,000         30,195,300
                                                  ===========        ===========

See accompanying note to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                          DECEMBER 31,                DECEMBER 31,
                                        1998         1997          1998          1997
                                        ----         ----          ----          ----
Sales                               $11,910,300    9,723,600    23,410,800    19,107,300
Cost of goods sold                    5,929,400    4,983,800    11,665,300     9,948,000
                                     ----------    ---------    ----------    ----------

   Gross profit                       5,980,900    4,739,800    11,745,500     9,159,300

Operating expenses:
  Selling, general
    and administrative                3,862,000    3,170,200     7,707,200     6,256,000
  Research and experimental             722,200      639,900     1,413,100     1,250,200
                                      ---------    ---------     ---------     ---------

   Total operating expenses           4,584,200    3,810,100     9,120,300     7,506,200
                                      ---------    ---------     ---------     ---------

   Income from operations             1,396,700      929,700     2,625,200     1,653,100

Other income (expense):
  Interest expense                      (77,300)     (99,500)     (159,900)     (195,200)
  Other, net                             (5,900)      (7,200)       (1,300)       24,100
                                      ----------   ----------    ----------    ---------

   Income before income taxes         1,313,500      823,000     2,464,000     1,482,000

Income tax expense                      420,300      279,800       811,500       478,900
                                      ---------    ---------     ---------     ---------

   Net income                       $   893,200      543,200     1,652,500     1,003,100
                                      =========    =========     =========     =========

Basic net income per common share   $     .27          .17            .50          .31
                                          ===          ===            ===          ===

Weighted average common
 shares outstanding (basic)           3,277,386    3,265,233     3,273,667     3,260,646
                                      =========    =========     =========     =========

Diluted net income per common share $     .25          .16            .47          .30
                                          ===          ===            ===          ===

Weighted average common
 shares outstanding (diluted)         3,586,518    3,416,028     3,551,454     3,393,748
                                      =========    =========     =========     =========


See accompanying note to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                          1998          1997
                                                        ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $1,652,500     1,003,100
  Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
      Depreciation and amortization                       437,000       386,500
      Loss on sale of property and equipment                9,200          -
      Change in operating assets and liabilities:
          Trade receivables                              (306,800)   (1,911,600)
                                                        ---------    ----------
          Inventories                                    (212,900)      268,000
          Prepaid expenses and other current assets       (19,000)      121,700
          Accrued expenses                                240,900       (91,000)
          Accounts payable                               (785,200)      (24,000)
          Income taxes payable                           (235,000)      595,800
          Other current liabilities                          -           (3,100)
                                                        ---------    ----------

   Net cash provided by operating activities              780,700       345,400
                                                        ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (777,300)     (217,400)
  Other assets                                             16,400      (108,000)
  Intangible assets                                      (232,600)         -
                                                        ---------    ----------

   Net cash used in investing activities                 (993,500)     (325,400)
                                                        ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                 108,200        71,000
  Bank borrowings (repayments), net                       209,000       (62,400)
  Principal payments under acquisition notes
   payable and long term debt                             (52,000)      (40,800)
                                                        ---------    ----------

   Net cash (used in) provided by financing activities    265,200       (32,200)
                                                        ---------    ----------

Net decrease in cash and cash equivalents                  52,400       (12,200)
Cash and cash equivalents at beginning of period          554,100       171,100
                                                        ---------    ----------

Cash and cash equivalents at end of period             $  606,500       158,900
                                                        =========    ==========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:

     Income taxes                                      $1,033,300       211,000
                                                        =========    ==========

     Interest                                          $  157,000       195,200
                                                        =========    ==========


See accompanying note to consolidated financial statements.

                               INVIVO CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The consolidated balance sheet as of December 31, 1998 and the related consolidated statements of income for the three and six month periods ended December 31, 1998 and 1997; and the consolidated statements of cash flows for the six month periods ended December 31, 1998 and 1997 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

         The financial statements and note are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

Sales

         Sales for the second quarter ended December 31, 1998 were $11,910,300, an increase of 22.5% over sales of $9,723,600 for the same period of fiscal 1998. Sales for the six months ended December 31, 1998 increased 22.5% to $23,410,800 compared with $19,107,300 for the same period last year. The sales increase for the three and six month periods was primarily due to sales growth at the Company's patient safety monitoring business. Continued strong demand for the Company's next generation MRI vital signs monitor was largely responsible for the sales increase. Sales of the "Millennia" portable vital signs monitor and "Centurion" central station monitor also contributed to the sales increase. Sales for the three and six month periods ended December 31, 1998 were also positively affected by increased sales at the Company's gas detection and oxygen monitoring businesses.

Gross Profit

         The gross profit margin increased for the three and six month periods ended December 31, 1998 to 50.2% from 48.8% and 47.9%, respectively, in the three and six month fiscal periods. The increase was largely attributable to the sales growth of the MRI vital signs monitoring product line which has higher margins than the "Millennia" vital signs monitor and other monitoring products.


Operating Expenses

         Selling, general and administrative expenses for the three and six month periods ended December 31, 1998 increased 21.8% or $691,800 and 23.2% or $1,451,200 respectively, over the previous fiscal periods. Selling, general and administrative expenses were 32.4% and 32.9% of sales for the three and six month periods ended December 31, 1998 compared with 32.6% and 32.7%, respectively, for the same periods in fiscal 1998. The increase in these expenditures in aggregate was largely due to higher sales commission expenses on the higher sales volume at the Company's patient safety monitoring and gas detection businesses. Increased administrative expenses in support of the higher sales volume at the patient safety monitoring business also contributed to the increase.


         Research and experimental expenses were 6.1% and 6.0% of sales for the three and six month periods ended December 31, 1998 compared to 6.6% and 6.5% for the same periods in fiscal 1997. A substantial amount of the aggregate research and experimental expenses are on behalf of the patient safety monitoring business as the Company continues to develop additions to its "Millennia" line designed for specialized market areas and to enhance existing models.

Other Income and Expense

         Interest expense decreased to $77,300 and $159,900 for the three and six months ended December 31, 1998 compared with $99,500 and $195,200 for the same periods in fiscal 1998. This decrease was primarily the result of lower average balances on the Company's revolving bank line of credit for the first six months of fiscal 1999.

Provision for Income Taxes

         The effective tax rate for the quarter ended December 31, 1998 was 32.0% compared with 34.0% for the prior year period. This reduction in the effective tax rate was principally due to an adjustment of prior year's taxes. The effective tax rate for the first six months of fiscal 1999 was 32.9% compared with 32.3% for the same period in fiscal 1998. The effective rate differs from the statutory rate due principally to the benefit of a foreign sales corporation and utilization of research, experimental, and other credits.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 1998 increased to $11,396,500 compared with $9,363,700 at June 30, 1998. Cash and cash equivalents at December 31, 1998 were $606,500 compared with $554,100 at June 30, 1998. Net cash provided by operating activities was $780,700 for the six months ended December 31, 1998 compared with $345,400 provided by operations for the six months ended December 31, 1997. This increase was largely the result of the increase in net income offset by changes in operating assets and liabilities, particularly inventories, accounts receivable, accounts payable and income taxes payable.

         Capital expenditures were $777,300 for the first six months of fiscal 1999 compared to $217,400 for the prior year period. The increase was primarily the result of costs associated with the Company's new information systems and sales demonstration equipment at the Company's patient safety monitoring business.

         In fiscal 1993, the Company purchased 80% of the outstanding common stock of Invivo Research, Inc. In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research, Inc. shares. The contingent purchase price for such shares is to be paid in one or more installments. One-fifth of the price vested on January 1, 1996, 1997 and 1998 and two-fifths vested on January 1, 1999. The former Invivo Research shareholders can make an election each year beginning in 1996 to be paid any vested payment. The amount of any payment is based on the after tax profits of Invivo Research for the calendar year preceding the year that the payment is made, regardless of when the payment vested, subject to a minimum share price if certain milestones are achieved. The former Invivo Research shareholders must, generally, elect to receive a payment in any calendar year by giving notice to the Company by March of that year and the payment so elected is to be made on June 1 of that year. The payments are to be made in cash, but if the shareholders require that more than one-fifth of the payments be made in any year, the Company can elect to make the excess amount of the payment in the form of its shares. The Company was informed in March of 1996 that the former Invivo Research shareholders would elect to be paid on their first installment. Based on the 1995 calendar year results for Invivo Research, payment was made on June 1, 1996, for $987,900. In March of 1998, the former Invivo Research shareholders elected to be paid on the second vested installment which amounted to $465,342. The former Invivo Research shareholders may elect to receive any of the three remaining vested payments on June 1, 1999, by giving notice to the Company by March 15, 1999, or may choose to defer any vested payments to future years. If the former shareholders elect to receive a vested payment, the Company must make the payment on June 1, 1999. The payments are to be made in cash. However, if the shareholders require that the payment vested in 1998 and one or more of the payments which vested in 1999 all be made in any one year, the Company can elect to make the payment that vested in 1998 in the form of its shares. Beginning March 31, 1999, the Company has the right to elect to pay any or all of the remaining three payments. If the Company exercises its rights, it must make the payment in cash. As of February 1999, the total remaining purchase price is estimated to be approximately $2,900,000.

          In October 1998, the Company increased its bank line of credit to $7,500,000 from $5,000,000 and added a $1,000,000 three-year term loan. The Company also renewed the line of credit from December 1, 1998 to December 1, 1999. The Company's revolving bank line of credit and term loan are collateralized by the Company's accounts receivable, inventory, and equipment. At December 31, 1998, $1,987,100 was outstanding on the line of credit and $972,200 was outstanding on the term loan.

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

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         REPORTING COMPREHENSIVE INCOME. In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards(SFAS) No.130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997 and has been adopted by Invivo Corporation in fiscal year 1999. The Company does not currently have any of the reconciling components defined; therefore, net income equals comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

         DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way the public business enterprises are to report selected information about operating segments in interim financial reports issued to stockholders. The statement is effective for years beginning after December 15, 1997, and will be adopted by Invivo Corporation in its annual reporting for fiscal year 1999.

         EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 revises SFAS 87 Employers' Accounting For Pensions. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for earlier periods provided for comparative purposes, if available. Because the Company does not have any of these type of plans, it believes that SFAS No. 132 will have no impact on the consolidated financial statements.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. As the Company does not currently have any derivative instruments for hedging activities engaged, the Company believes that SFAS No. 133 will have no impact on its consolidated financial statements.

OUTLOOK

         The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. These forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

In fiscal 1997, the Company introduced its new "Millennia" portable multi-parameter vital signs monitor and substantially increased selling, general and administrative expenses in connection with this product coming on line. In late fiscal 1998, the Company introduced its next generation MRI monitor. The Company expects both of these products to have a substantial impact on future revenue growth and that its future financial results will, to a large extent, depend on the success of these products.

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

The Company's statements in this Form 10-Q for the period ended December 31, 1998 regarding the year 2000 issue also constitute forward looking statements of anticipated costs, timing of hardware and software installation and year 2000 compliance of suppliers and customers. Actual results could differ due to unanticipated difficulties in completing year 2000 compliance efforts or additional year 2000 issues that have not been identified by the Company.

YEAR 2000

READINESS FOR YEAR 2000

Many existing computer systems and related software applications use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create incorrect or unintended results unless corrected so that they can process data related to the year 2000 and thereafter. We rely on such computer systems and applications in operating and monitoring most major aspects of our business. We have evaluated the impact of the year 2000 issue on our business and the related expenses incurred in attempting to remedy such impact. The year 2000 issue could affect us in at least three different ways:

         o The software or the chips embedded within computers and other systems we use in our offices and manufacturing facilities could be affected.

         o The software or the chips used in the products we sell could be affected.

         o Third parties who do business with us may not be prepared for the year 2000.

We have determined that regardless of the year 2000 issue, replacement of existing office and other systems would provide more efficient operations and added functionality. We have contracted with outside information consulting companies both to install new hardware and to replace our current mission-critical software systems with off-the-shelf year 2000 compliant software. We expect all information system upgrades and conversions to be completed and fully operational by April 1, 1999. We are currently assessing our electronic office and manufacturing equipment to determine if such equipment is dated-sensitive and will require upgrades. If after this assessment we determine that some of our equipment needs to be upgraded or replaced, we plan to finish the required work by September 1999.

We believe that our currently marketed products are, or will be by July 1, 1999, year 2000 compliant. Some of our products are not affected because they do not contain a date field in the software. On some previously marketed products which are not year 2000 compliant, we will make an upgrade available to our customers to ensure year 2000 compliance.

We cannot predict the effect of year 2000 problems on our vendors, customers and other entities with which we transact business, or with whose products our products interact. We have undertaken a survey of the year 2000 readiness of these third parties and plan to complete this assessment by mid-calendar 1999.

COSTS

Through December 31, 1998, we incurred approximately $275,000 of costs associated with our new information systems, all of which has been capitalized. Of this, approximately $200,000 has been spent on replacing old hardware, and approximately $75,000 has been spent on replacing old software. We currently estimate that the costs associated with the new systems will ultimately total approximately $350,000 and should not have a material adverse effect on our result of operations or financial position in fiscal 1999. We expect that most of the remaining $75,000 will be spent on replacing existing hardware. Because we would have replaced these systems even without the year 2000 problem, our year 2000 expenditures have not deferred other projects that we otherwise would have undertaken.

RISKS

We expect to make the changes required to address the year 2000 problems for the software and embedded chips in our offices and manufacturing facilities and in the products we make. We presently believe that with the new software and hardware we are currently purchasing and with any required modifications to our office and other systems which our assessment shows to be needed, the year 2000 issues is not reasonably likely to pose significant problems with respect to our operations or products. However, if unforeseen difficulties arise, such modifications, conversions and replacements are not completed on time, or if or customers' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material adverse effect on our business, financial condition and results of operations.

We cannot presently assess the likelihood that we will experience significant problems due to the unresolved year 2000 problems of third parties with which we do business. Although we have not been put on notice that any known third party problem will not be timely resolved, we have limited information and no assurance can be made concerning the year 2000 readiness of third parties. If third parties fail to achieve year 2000 compliance, the year 2000 issue may have a material adverse effect on our business, financial condition and results of operations. Similarly, there can be no assurance that we can timely mitigate our risks related to a third party's failure to resolve its year 2000 issues. If we fail to timely mitigate such risks, that failure may have a material adverse effect on our business and results of operations.

CONTINGENCY PLANS

We have not attempted to quantify our most likely year 2000 worst-case scenario nor have we considered any contingency plans in case the installations by our outside information consulting companies are not satisfactory for year 2000 compliance, as we believe that the installations will sufficiently address the year 2000 issue. However, if the installations completed by April 1, 1999 are not satisfactory for year 2000 compliance, we will then formulate the necessary contingency plans.

                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

         None.

ITEM 2:  CHANGES IN SECURITIES:

         None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

         At the Annual Meeting of Stockholders of the Company held on December 10, 1998 the Stockholders:

         1. Elected all of the nominees for Director for the ensuing year as follows:

          Name                     For            Against            Abstain
          ----                     ---            -------            -------

          Ernest Goggio         2,808,492            0                 8,380
          James Hawkins         2,831,178            0                 8,380
          George Sarlo          2,831,178            0                 8,180
          Laureen Debuono       2,835,978            0                 3,380
          Roger Susi            2,836,178            0                 3,180


         2. Ratified the selection of KPMG Peat Marwick LLP as independent public auditors for the Company, with the number of shares voted in favor of the ratification being 2,833,147; the number of shares voted against being 3,830; and the number of abstentions being 5,400.


ITEM 5:  OTHER INFORMATION:

         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index included herein on page 10.

         (b) Reports on Form 8-K:
             -------------------
             None.

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               INVIVO CORPORATION



Date:  February 8,  1999                          By: /s/ JOHN F. GLENN
                                                      -------------------------
                                                      Vice President-Finance
                                                      and Chief Financial
                                                      Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

                               INVIVO CORPORATION
                                INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION OF EXHIBIT

   11.1          Statement of computation of net income per share

   27.0          Financial Data Schedule