Form 10-Q
period 1999-03-31
INVIVO CORP
filed 1999-05-14
CIK 806168

================================================================================



                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

                                 ---------------

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, at March 31, 1999 was 4,193,318 shares.



================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       INVIVO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                      MARCH 31,
                                                        1999          JUNE 30,
                                                    (UNAUDITED)         1998
                                                    -----------      -----------

                                           ASSETS
Current assets:

   Cash and cash equivalents                        $   626,700          554,100
   Short term investments                             9,919,500               --
   Trade receivables, net                            11,023,100       10,277,000
   Inventories                                        7,581,600        7,282,400
   Deferred income taxes                              1,138,000        1,138,000
   Prepaid expenses and other current assets            569,500          451,400
                                                    -----------      -----------
        Total current assets                         30,858,400       19,702,900

Property and equipment, net                           4,913,600        4,441,100
Intangible assets                                     8,765,100        5,748,700
Other assets                                            278,000          302,600
                                                    -----------      -----------
                                                    $44,815,100       30,195,300
                                                    ===========      ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $ 2,716,000        3,139,100
   Accrued expenses                                   2,965,800        2,679,700
   Current portion of long-term debt and
     bank borrowings                                  3,283,500        3,087,200
   Income taxes payable                                 979,900        1,433,200
                                                    -----------      -----------
        Total current liabilities                     9,945,200       10,339,200

Long-term debt, excluding current portion             1,573,900        1,479,800
Deferred income taxes                                   156,000          156,000
Other liabilities                                        52,000           52,000
                                                    -----------      -----------
        Total liabilities                            11,727,100       12,027,000
                                                    -----------      -----------

Stockholders' equity:
  Common stock                                           41,934           32,694
  Additional paid-in capital                         25,149,366       12,878,606
  Retained earnings                                   7,896,700        5,257,000
                                                    -----------      -----------
        Total stockholders' equity                   33,088,000       18,168,300
                                                    -----------      -----------

Commitments and contingencies

                                                    $44,815,100       30,195,300
                                                    ===========      ===========



See accompanying note to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                MARCH 31,                        MARCH 31,
                                     -----------------------------     -----------------------------
                                         1999             1998             1999             1998
                                     ------------     ------------     ------------     ------------
Sales                                $ 12,382,400       10,424,600       35,793,200       29,532,000
Cost of goods sold                      6,170,500        5,533,200       17,835,800       15,481,300
                                     ------------     ------------     ------------     ------------
   Gross profit                         6,211,900        4,891,400       17,957,400       14,050,700

Operating expenses:
  Selling, general
    and administrative                  3,891,500        3,322,800       11,598,700        9,578,800
  Research and experimental               783,100          585,200        2,196,200        1,835,400
                                     ------------     ------------     ------------     ------------
   Total operating expenses             4,674,600        3,908,000       13,794,900       11,414,200
                                     ------------     ------------     ------------     ------------

   Income from operations               1,537,300          983,400        4,162,500        2,636,500

Other income (expense):
  Interest expense                        (60,900)         (96,200)        (220,800)        (291,400)
  Other, net                              (18,400)         (16,800)         (19,800)           7,300
                                     ------------     ------------     ------------     ------------

   Income before income taxes           1,458,000          870,400        3,921,900        2,352,400

Income tax expense                        470,700          295,900        1,282,200          774,800
                                     ------------     ------------     ------------     ------------

   Net income                        $    987,300          574,500        2,639,700        1,577,600
                                     ============     ============     ============     ============

Basic net income per common share    $        .29              .18              .79              .48
                                     ============     ============     ============     ============

Weighted average common
 shares outstanding (basic)             3,459,933        3,269,143        3,335,689        3,263,478
                                     ============     ============     ============     ============

Diluted net income per common
 Share                               $        .26              .17              .73              .46
                                     ============     ============     ============     ============

Weighted average common
 shares outstanding (diluted)           3,788,909        3,428,914        3,628,373        3,405,470
                                     ============     ============     ============     ============


See accompanying note to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                1999                1998
                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  2,639,700          1,577,600
  Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
      Depreciation and amortization                              624,700            599,700
      Loss on sale of property and equipment                      46,100                 --
      Change in operating assets and liabilities:
          Trade receivables                                     (746,100)        (2,618,500)
          Inventories                                           (299,200)           693,300
          Prepaid expenses and other current assets             (118,100)            68,100
          Accrued expenses                                       286,100             76,600
          Accounts payable                                      (423,100)          (139,700)
          Income taxes payable                                  (453,300)           504,600
          Other liabilities                                           --            345,900
                                                            ------------       ------------
   Net cash provided by operating activities                   1,556,800          1,107,600
                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short term investments                          (9,919,500)                --
  Capital expenditures                                          (808,300)          (324,700)
  Intangible assets                                                   --            (99,800)
  Other assets                                                    24,600           (465,300)
                                                            ------------       ------------
   Net cash used in investing activities                     (10,703,200)          (889,800)
                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                  12,280,000             76,900
  Bank borrowings (repayments), net                           (2,982,800)          (222,100)
  Principal payments under acquisition notes
   payable and long term debt                                    (78,200)           (68,300)
                                                            ------------       ------------

   Net cash (used in) provided by financing activities         9,219,000           (211,500)
                                                            ------------       ------------
Net increase in cash and cash equivalents                         72,600              6,300
Cash and cash equivalents at beginning of period                 554,100            171,100
                                                            ------------       ------------
Cash and cash equivalents at end of period                  $    626,700            177,400
                                                            ============       ============


Supplemental disclosures of cash flow information:
  Cash paid during the period for:

     Income taxes                                           $  1,849,000            598,100
                                                            ============       ============

     Interest                                               $    220,800            272,200
                                                            ============       ============
  Non-cash investing and financing activities:

     Acquisition of property and equipment through
       capital lease                                       $     208,100                 --
                                                           =============       ============

     Issuance of debt to purchase intangible asset         $   3,143,300                 --
                                                           =============       ============



See accompanying note to consolidated financial statements.

                               INVIVO CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS



1.   GENERAL

     The consolidated balance sheet as of March 31, 1999 and the related consolidated statements of income for the three and nine month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the nine month periods ended March 31, 1999 and 1998 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

     The financial statements and note are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

2.   SECONDARY STOCK OFFERING AND PAYDOWN OF DEBT

     On March 15, 1999, the Company completed the sale of 900,000 additional shares of common stock at a price of $14.75 per share. The Company netted approximately $12,280,000 prior to the repayment of its outstanding bank borrowings of approximately $2,500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

Sales

     Sales for the third quarter ended March 31, 1999 were $12,382,400, an increase of 18.8% over sales of $10,424,600 for the comparable period of fiscal 1998. Sales for the nine months ended March 31, 1999 increased 21.2% to $35,793,200 compared with $29,532,000 for the comparable period last year. The sales increase for the three and nine month periods was primarily due to sales growth at the Company's patient safety monitoring business. Continued strong demand for the Company's next generation MRI vital signs monitor was largely responsible for the sales increase. Sales for the three and nine month periods ended March 31, 1999 were also positively affected by increased sales at the Company's gas detection and oxygen monitoring businesses.

Gross Profit

     The gross profit margin increased for the three and nine month periods ended March 31, 1999 to 50.2% from 46.9% and 47.6%, respectively, in the prior three and nine month fiscal periods. The increase was largely attributable to the sales growth of the MRI vital signs monitoring product line which has higher margins than the "Millennia" vital signs monitor and other monitoring products.

Operating Expenses

     Selling, general and administrative expenses for the three and nine month periods ended March 31, 1999 increased 17.1% or $568,700 and 21.1% or $2,019,900 respectively, over the previous fiscal periods. Selling, general and administrative expenses were 31.4% and 32.4% of sales for the three and nine month periods ended March 31, 1999 compared with 31.9% and 32.4%, respectively, for the comparable periods in fiscal 1998. The increase in these expenditures in aggregate was largely due to higher sales commission expenses on the higher sales volume at the Company's patient safety monitoring and gas detection businesses. Increased administrative expenses in support of the higher sales volume at the patient safety monitoring business also contributed to the increase.

     Research and experimental expenses were 6.3% and 6.1% of sales for the three and nine month periods ended March 31, 1999 compared to 5.6% and 6.2% for the comparable periods in fiscal 1998. A substantial amount of the aggregate research and experimental expenses are on behalf of the patient safety monitoring business as the Company continues to develop additions to its "Millennia" line designed for specialized market areas and to enhance existing models.

Other Income and Expense

     Interest expense decreased to $60,900 and $220,800 for the three and nine months ended March 31, 1999 compared with $96,200 and $291,400 for the same periods in fiscal 1998. This decrease was the result of the payoff of the outstanding balances on the Company's revolving bank line of credit and term loan with the proceeds from its secondary stock offering in March, 1999.

Provision for Income Taxes

     The effective tax rate for the quarter ended March 31, 1999 was 32.3% compared with 34.0% for the prior year period. This reduction in the effective tax rate was principally due to an adjustment of prior year's taxes. The effective tax rate for the first nine months of fiscal 1999 was 32.7% compared with 32.9% for the same period in fiscal 1998. The effective rate differs from the statutory rate due principally to the benefit of a foreign sales corporation and utilization of research, experimental, and other credits.


LIQUIDITY AND CAPITAL RESOURCES

     On March 15, 1999, the Company completed the sale of 900,000 additional shares of common stock at a price of $14.75 per share. The Company netted approximately $12,280,000 prior to the repayment of its outstanding bank borrowings of approximately $2,500,000. Working capital at March 31, 1999 therefore increased to $20,913,200 from $9,363,700 at June 30, 1998. Net cash provided by operating activities was $1,556,800 for the nine months ended March 31, 1999 compared with $1,107,600 provided by operations for the nine months ended March 31, 1998. This increase was largely the result of the increase in net income offset by changes in operating assets and liabilities, particularly inventories, accounts receivable, accounts payable and income taxes payable.

     Capital expenditures were $808,300 for the first nine months of fiscal 1999 compared to $324,700 for the prior year period. The increase was primarily the result of costs associated with the Company's new information systems and sales demonstration equipment at the Company's patient safety monitoring business.

     In fiscal 1993, the Company purchased 80% of the outstanding common stock of Invivo Research, Inc. In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research, Inc. shares. The contingent purchase price for such shares is to be paid in one or more installments. One-fifth of the price vested on January 1, 1996, 1997 and 1998 and two-fifths vested on January 1, 1999. The former Invivo Research shareholders can make an election each year beginning in 1996 to be paid any vested payment. The amount of any payment is based on the after tax profits of Invivo Research for the calendar year preceding the year that the payment is made, regardless of when the payment vested, subject to a minimum share price if certain milestones are achieved. The former Invivo Research shareholders must, generally, elect to receive a payment in any calendar year by giving notice to the Company by March of that year and the payment so elected is to be made on June 1 of that year. The payments are to be made in cash, but if the shareholders require that more than one-fifth of the payments be made in any year, the Company can elect to make the excess amount of the payment in the form of its shares. The Company was informed in March of 1996 that the former Invivo Research shareholders would elect to be paid on their first installment. Based on the 1995 calendar year results for Invivo Research, payment was made on June 1, 1996, for $987,900. In March of 1998, the former Invivo Research shareholders elected to be paid on the second vested installment which amounted to $465,342. The Company was informed in March of 1999 that the former Invivo Research shareholders would elect to be paid on their final three installments. Based on 1998 calendar results for Invivo Research, the amount to be paid is $3,143,300 which is included in current portion of long-term debt and bank borrowings at March 31, 1999. Payment is to be made on June 1, 1999. The Company has the right to make one-third of that payment in the form of its Common Stock. The Company has not yet determined whether it will choose to do so.

     In October 1998, the Company increased its bank line of credit to $7,500,000 from $5,000,000 and added a $1,000,000 three-year term loan. The Company also renewed the line of credit from December 1, 1998 to December 1, 1999. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. On March 15, 1999 the Company repaid the outstandings on the line of credit and term loan.

     The Company believes that its cash flow from operations and proceeds from its recent stock offering will be adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2000. The Company will continue to explore opportunities for the possible acquisitions of technologies or businesses, which may require the Company to seek additional financing.

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     REPORTING COMPREHENSIVE INCOME. In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components. The statement is effective for fiscal years beginning after December 15, 1997 and has been adopted by Invivo Corporation in fiscal year 1999. The Company does not currently have any of the reconciling components defined; therefore, net income equals comprehensive income.


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


FORWARD-LOOKING STATEMENTS

    This report and other written and oral statements that the Company makes regarding its business may contain forward-looking statements. These statements are identified by words such as "believe", "plan", "anticipate," "expect," "intend," "will," and "may" and would also include other characterizations of future events or circumstances. The Company's actual operating results, or the other future events or circumstances that are the subject of these forward-looking statements, may differ materially from those discussed in or implied by any such forward-looking statements. Factors that could cause actual results, events or circumstances to differ from forward -looking statements made in this report include those set forth under "Risk Factors" in the prospectus included in the Company's Registration Statement on Form S-2 as declared effective by the Securities and Exchange Commission on March 9, 1999. These risks include risks related to dependence on a concentrated line of products, increasing competition, possible fluctuations in operating results, dependence on capital spending in, and government funding of, the medical industry, technological change, ongoing legal proceedings, enforcement of intellectual property right, international operations, product liability claims and product recalls, year 2000 compliance matters and government regulation.


YEAR 2000

READINESS FOR YEAR 2000

Many existing computer systems and related software applications use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create incorrect or unintended results unless corrected so that they can process data related to the year 2000 and thereafter. The Company relies on such computer systems and applications in operating and monitoring most major aspects of our business. The Company has evaluated the impact of the year 2000 issue on its business and the related expenses incurred in attempting to remedy such impact. The year 2000 issue could affect the Company in at least three different ways:

     o The software or the chips embedded within computers and other systems used in the Company's offices and manufacturing facilities could be affected.

     o The software or the chips used in the products the Company sells could be affected.

     o Third parties who do business with the Company may not be prepared for the year 2000.

The Company determined that regardless of the year 2000 issue, replacement of existing office and other systems would provide more efficient operations and added functionality. The Company contracted with outside information consulting companies both to install new hardware and to replace its current mission-critical software systems with off-the-shelf year 2000 compliant software. All information system upgrades and conversions are completed and fully operational. The Company is currently assessing its electronic office and manufacturing equipment to determine if such equipment is dated-sensitive and will require upgrades. If after this assessment the Company determines that some of its equipment needs to be upgraded or replaced, it plans to finish the required work by September 1999.

The Company believes that its currently marketed products are, or will be by July 1, 1999, year 2000 compliant. Some of its products are not affected because they do not contain a date field in the software. On some previously marketed products which are not year 2000 compliant, the Company will make an upgrade available to its customers to ensure year 2000 compliance.

The Company cannot predict the effect of year 2000 problems on its vendors, customers and other entities with which it transacts business, or with whose products its products interact. The Company has undertaken a survey of the year 2000 readiness of these third parties and plans to complete this assessment by mid-calendar 1999.


COSTS

Through December 31, 1998, the Company incurred approximately $325,000 of costs associated with our new information systems, of which approximately $300,000 has been capitalized. Of this, approximately $225,000 has been spent on replacing old hardware, and approximately $100,000 has been spent on replacing old software. The Company currently estimates that the costs associated with the new systems will ultimately total approximately $350,000 and should not have a material adverse effect on its result of operations or financial position in fiscal 1999. The Company expects that most of the remaining $25,000 will be spent on replacing existing hardware. Because the Company would have replaced these systems even without the year 2000 problem, its year 2000 expenditures have not deferred other projects that the Company otherwise would have undertaken.


RISKS

The Company expects to make the changes required to address the year 2000 problems for the software and embedded chips in its offices and manufacturing facilities and in the products it makes. The Company presently believes that the new software and hardware it purchased and with any required modifications to its office and other systems which its assessment shows to be needed, the year 2000 issues is not reasonably likely to pose significant problems with respect to the Company's operations or products. However, if unforeseen difficulties arise, such modifications, conversions and replacements are not completed on time, or if or customers' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material adverse effect on the Company's business, financial condition and results of operations.

The Company cannot presently assess the likelihood that it will experience significant problems due to the unresolved year 2000 problems of third parties with which it does business. Although the Company has not been put on notice that any known third party problem will not be timely resolved, it has limited information and no assurance can be made concerning the year 2000 readiness of third parties. If third parties fail to achieve year 2000 compliance, the year 2000 issue may have a material adverse effect on the Company's business, financial condition and results of operations. Similarly, there can be no assurance that the Company can timely mitigate its risks related to a third party's failure to resolve its year 2000 issues. If it fails to timely mitigate such risks, that failure may have a material adverse effect on the Company's business and results of operations.

CONTINGENCY PLANS

The Company has not attempted to quantify its most likely year 2000 worst-case scenario nor has it considered any contingency plans in case the installations by its outside information consulting companies are not satisfactory for year 2000 compliance, as it believes that the installations will prove sufficient to address the year 2000 issue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is that of currency risk. During the nine months ended March 31, 1999, 23% of the Company's total sales came from non-United States domiciled customers. The Company requires payment in United States (U.S.) currency. If these customers currency devalues against the U.S. dollar, the customers could potentially encounter difficulty in making the U.S. dollar denominated payments.


                           PART II - OTHER INFORMATION

ITEM 1:      LEGAL PROCEEDINGS:

     The Company's medical device subsidiary, Invivo Research, Inc., is one of two third-party defendants named in a lawsuit by Southern Nevada Surgical Center and Surgex southern Nevada, Inc. in Nevada state court. The underlying action in this matter stems from an incident involving a surgical patient undergoing a procedure at the Southern Nevada Surgical Center. The patient suffered a serious permanent brain injury. A lawsuit was filed on behalf of the patient against the surgical center and the anesthesiologist who monitored the patient. A substantial settlement was made to the patient by the defendants in that action. Southern Nevada Surgical Center and Surgex are now seeking indemnity and contribution of approximately $14 million from the manufacturer of the anesthetic gas machine and Invivo Research, which manufactured the vital signs monitor used in the procedure. Southern Nevada Surgical Center and Surgex are alleging that both the anesthetic gas machine and the vital signs monitor were defective. This matter is scheduled to commence trial on October 5, 1999. Any judgment against us that exceeds the amount that our insurer is required to pay could have a material adverse effect on our business and results of operations.

ITEM 2:      CHANGES IN SECURITIES:

             Not Applicable.


ITEM 3:      DEFAULTS UPON SENIOR SECURITIES:

             Not Applicable.

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

             Not Applicable.

ITEM 5:      OTHER INFORMATION:

             Not Applicable.

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K

             (a)
                     Exhibit No.            Description of Exhibit                                 Page
                     -----------            ----------------------                                 ----
                     Exhibit 11.1           Statement on Computation of Net Income Per Share       p. 11
                     Exhibit 27.0           Financial Data Schedule                                p. 12

             (b)     Reports on Form 8-K:

                     None.

                                   SIGNATURES


     In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        INVIVO CORPORATION




Date:  May 14, 1999                     By: /s/ JOHN F. GLENN
                                           -------------------------------------
                                            Vice President-Finance
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX




(a)
        Exhibit No.            Description of Exhibit                                 Page
        -----------            ----------------------                                 ----
        Exhibit 11.1           Statement on Computation of Net Income Per Share       p. 11
        Exhibit 27.0           Financial Data Schedule                                p. 12