Form 10-K
period 1999-06-30
INVIVO CORP
filed 1999-09-28
CIK 806168

                                   FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 1999

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

           Securities registered pursuant to Section 12(g) of the Act:
                                  COMMON STOCK

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of $13.125 on September 20, 1999, the aggregate market value of registrant's voting Common Stock held by non-affiliates of the registrant was approximately $56,187,500.

There were 4,280,949 shares of the registrant's Common Stock, $.01 par value, outstanding on September 20, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year June 30, 1999 are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Invivo Corporation designs, manufactures and markets monitoring systems that measure and display vital signs of patients in medical settings. The Company's systems simultaneously monitor heart function, respiration, heart rate, blood oxygen levels, invasive and non-invasive blood pressure and exhaled carbon dioxide levels.

     The Company developed the first multi-parameter vital sign patient monitoring system for use during magnetic resonance imaging ("MRI"). As a result it has enjoyed a significant first-to-market advantage. Based on the Company's reputation in the MRI patient monitoring field and its technological expertise, it has made inroads into the general patient monitoring market with its Millennia product introduced in early fiscal 1997.

     The Company has established relationships with most of the world's largest MRI equipment manufacturers. It presently maintains distribution agreements or other OEM vendor relationships with Siemens A.G. Medical Engineering Group ("Siemens Medical"), Philips Medical Systems ("Philips Medical"), Hitachi Medical Corporation, GE Medical Systems ("GE Medical") and Elscint, Ltd. GE Medical and Siemens Medical have approved the use of the Company's monitors for incorporation into their MRI equipment. The Company continues to work with MRI equipment manufacturers to develop additional customized features.

     In addition to the patient monitoring business, the Company offers a line of safety and industrial instrumentation products. The percentage of sales contributed by the Company's patient monitoring line of products was 55%, 57% and 62% for fiscal years 1997, 1998, and 1999, respectively. The percentage of sales contributed by the Company's safety and industrial instrumentation line of products was 45%, 43% and 38% for fiscal years 1997, 1998, and 1999, respectively.

     Financial information regarding operating segments for the three years ended June 30, 1999 is included in Note 13, "Segment Information," of the Notes to the Consolidated Financial Statements.

INDUSTRY

PATIENT MONITORING

     MRI

     MRI is a non-invasive diagnostic tool that uses magnetic fields and radio frequencies to produce images of internal organs and structures of the body. As the technology has improved, MRI has become a widely accepted method of performing diagnostic procedures. As a result, MRI scanners are used worldwide, and are located principally in hospitals and stand-alone imaging centers. The Company believes that roughly half of these MRI scanners are located in the United States. The Company estimates that GE Medical, Siemens Medical and Philips Medical together control over 70% of the worldwide MRI equipment market.

     The Company believes the MRI marketplace will continue to grow as new uses for MRI are developed. The Company believes that about 1,500 new MRI units were replaced worldwide in 1998. Over the next three years, the Company believes that there will be 10% to 15% annual growth in MRI unit sales as old equipment is replaced and new equipment is added in hospitals and imaging centers.

     While not every MRI use requires a patient monitor, as uses continue to expand, the Company believes patient monitoring during the MRI procedure will become increasingly important. MRI patient monitoring technology enables physicians to track vital signs while the patient is undergoing an MRI procedure. The MRI environment presents unique challenges for patient monitoring. A monitor must not interfere with the MRI in a manner that degrades the image. In addition, the monitor signal must be protected from the MRI's magnetic field and radio frequencies in order to maintain the accurate performance of the monitor. In light of these challenges, only three companies are currently manufacturing MRI patient monitors. The Company believes it is the market leader.

     The Company expects that growth in the MRI monitoring market will come from new MRI unit placements, outfitting existing MRI equipment not presently equipped with monitoring devices, and replacing existing MRI patient monitors.

     GENERAL PATIENT MONITORING

     General patient monitoring products measure, display and document vital signs information obtained from sensors attached to the patient. The principal customers of patient monitoring products include hospitals and outpatient surgery centers.

     The Company estimates the worldwide market for patient monitoring products that measure multiple vital signs, including MRI and general patient monitoring, was approximately $1.5 billion in 1998. This market consists of three segments identified by their environments. The first segment is the portable monitoring market that includes the emergency room, bedsides, cath labs and neo-natal care units of hospitals. The second segment is the inpatient and outpatient operating room market. The final segment includes intensive and critical care units in hospitals.

     The general patient monitoring market is mature and therefore highly competitive. The Company believes the two greatest factors contributing to product success are price and features.

SAFETY AND INDUSTRIAL INSTRUMENTATION

     The safety and industrial instrumentation product line includes gas detection and monitoring devices that are offered in portable and fixed settings. OSHA and other regulatory agencies require the use of such devices in confined spaces where toxic gases or low levels of oxygen are suspected. The safety and industrial instrumentation market also includes pressure and infrared sensor instrumentation that are frequently utilized in industrial settings. The Company expects the safety and industrial instrumentation segment to experience only modest growth in the foreseeable future.

STRATEGY

     The Company's strategy includes the following key elements:

     EXPLOIT LEADERSHIP POSITION IN MRI PATIENT MONITORING TO GROW WITH ADVANCES IN MRI USES. The Company believes that physicians and medical researchers will continue to develop additional uses for MRIs in diagnostic, surgical and other medical and patient care areas. The Company believes that a number of these new uses will require effective monitoring of a patient's vital signs. The Company intends to capitalize on its technology and relationships with its OEMs, hospitals and stand-alone imaging centers to participate in the growth of MRIs. The Company further intends to pursue refinements in its MRI monitors to suit new uses of MRI equipment.

     EXPAND PENETRATION OF THE MILLENNIA PRODUCT LINE. The Company believes there is an increasing awareness in the medical community of its patient monitoring capabilities outside of the MRI room since the introduction of the Millennia product line. The Company intends to take advantage of this growing familiarity with the Millennia to expand its market opportunities.

     ACQUIRE OR DEVELOP ADDITIONAL MEDICAL PRODUCTS. The Company intends to leverage its growing reputation within the medical community by expanding its medical product line. The Company believes an expanded medical product line will enable it to achieve economies of scale and present cross-selling opportunities for all of its medical products. To expand its product lines, the Company will evaluate the acquisition and licensing of attractive products and complementary businesses as well as the internal development of complementary products.

     LEVERAGE THE ADVANTAGES PROVIDED BY DEDICATED SALES FORCE. Unlike other medical device companies similar in size, the Company uses a dedicated sales force currently comprised of approximately 35 salespeople to sell its patient monitoring products. The Company's dedicated sales force provides it with direct access to its customers, which the Company believes enables it to establish strong relationships and to better understand its customers' needs. The Company intends to use its sales force to further expand its market opportunities.

     CONTINUE TO BENEFIT FROM EXISTING NON-MEDICAL PRODUCT LINES. The Company has a number of well-established safety and industrial instrumentation product lines that serve mature markets. The Company plans to continue to serve these markets with its existing products and to evaluate the potential return from enhancements of or modifications to these product lines.

PRODUCTS

MRI PATIENT MONITORS

     Through its patented technologies and proprietary shielding techniques, the Company is able to monitor a patient's vital signs without disrupting the MRI process.

     OMNI-TRAK 3100. In the late 1980s, the Company pioneered the development of vital signs monitoring during magnetic resonance imaging with the introduction of the Omni-Trak 3100. The Omni-Trak 3100 provides continuous monitoring of all key aspects of a patient's vitality, including electrocardiograph, respiration, heart rate, blood oxygen levels, invasive and non-invasive blood pressure and expired carbon dioxide levels.

     OMNI-TRAK 3150. In April 1998, the Company introduced its next-generation MRI monitor. The Omni-Trak 3150 incorporates all of the features of the Omni-Trak 3100 plus it is compact, mobile and easy to use. Through state-of-the-art radio transmission, the Omni-Trak 3150 communicates with our Millennia remote display controller, allowing critical data to be viewed by physicians and technicians in both the MRI room and the control room.

GENERAL PATIENT MONITORING

     Based on its reputation in the MRI patient monitoring field and its technological expertise, the Company has penetrated the general patient monitoring market.

     MILLENNIA. The Millennia portable patient monitor is a compact multi-parameter vital signs monitor, which weighs under 15 pounds. Ease-of-transport enables a hospital to maximize use of the monitors because they can easily be moved with a patient or between locations. The Millennia also features a large color display and user-friendly interface that medical personnel can easily use.

     In January 1999, the Company introduced two new products in the Millennia line that target substantial specialized markets for patient monitors. The first of these is a module for anesthetic agent identification and analysis that allows an anesthesiologist to confirm the type and amount of anesthetic gas that is administered to a patient. The second incorporates the ability to measure blood oxygen levels in non-tranquil patients (such as newborns) whose frequent and unpredictable movements make the use of many traditional monitors difficult. The Company is developing a product that will measure multiple anesthetic agents simultaneously.

     The Company also recently developed a modified version of the Millennia for incorporation into GE Medical's CT scanners for use in cardiology. This represents the first use of the Company's patient monitors in radiology applications outside the MRI environment.

     CENTURION. The Company's Centurion central station monitoring system networks Millennia patient monitors, allowing a single healthcare professional to monitor up to eight patients simultaneously. The main monitoring screen provides for rapid interpretation of vital signs information by a single health care professional.

     With the recent FDA approval of its arrythmia detection enhancement for the Centurion, the Company is continuing to upgrade its total product offering.

     OTHER. Other monitors include:

     o a non-invasive blood pressure monitor that uses digital signal processing for fast and consistent measurements

     o an inexpensive multi-parameter vital signs monitor designed specifically for the low-end international market

     o    a stand-alone unit to measure blood oxygen levels

     o    a monitor for blood pressure and blood oxygen levels

     o a portable, hand-held blood oxygen level monitor offering a low-cost, transportable monitoring unit

SAFETY AND INDUSTRIAL INSTRUMENTATION

     The Company offers single-gas and multi-gas detection and monitoring instruments in both portable and fixed models. The user carries or wears portable units that are equipped with audible and visual alarms to warn the user that potential dangers exist. Typical applications for these units are in industrial or other settings where the user expects to move about, including underground spaces housing telephone cables and waste water sewers, mines and large factories. Fixed gas area monitors are appropriate for confined spaces where chemicals or gases are used or stored. Typical applications for these monitors are oil refineries, chemical plants and semiconductor fabrication facilities.

     The Company's flagship safety product, the MicroMax, is a hand-sized, microprocessor-based, portable, multi-gas detector. The MicroMax simultaneously detects up to four gases. In fiscal 1998, the Company introduced the UniMax, a pocket-sized, microprocessor-based, portable, single-gas detector. UniMax is available with up to nine interchangeable plug-in sensors for various types of gases and allows for audible and visual alarm combinations.

     The Company's oxygen monitoring products measure oxygen levels in air cylinders used by individuals in oxygen-deprived situations. The primary use for this equipment is for a self-contained breathing apparatus for fire fighters and hazardous material clean-up workers.

     The Company's industrial sensor and instrumentation products consist of pressure sensors and infrared non-contact temperature measuring devices.

     The infrared non-contact temperature measuring products are used in a wide variety of industrial instrumentation uses. These include the fabrication of semiconductors, the manufacturing of metals and glass, and miscellaneous automotive, plant maintenance, construction and food preparation applications. In fiscal 1997, the Company introduced the quickTemp, a hand-held, pocket-sized, infrared non-contact thermometer.

     The Company sells its pressure sensing devices primarily to plastic extrusion equipment manufacturers who use these devices in their production processes. Manufacturers in the food, beverage, synthetic fiber and pharmaceutical industries use these devices to measure the pressure of processing ingredients.

SALES AND MARKETING

     Unlike many other medical device companies its size, the Company sells its patient monitoring products in the United States through a direct sales force. The domestic sales force includes 30 salespersons organized into five regions in the United States. Distributors, assisted by our five international sales personnel located in Europe and in the Far East, handle sales throughout the rest of the world.

     The Company sells its patient monitoring products primarily to hospitals and, to a lesser degree, to stand-alone imaging centers, outpatient surgery centers and OEM customers. The Company has OEM or worldwide distribution agreements with Siemens A.G. Medical Engineering Group, Philips Medical Systems, Hitachi Medical Corporation, GE Medical Systems and Elscint, Ltd. for its MRI monitoring equipment. These relationships facilitate the sale of its monitors with the MRI equipment manufactured by these companies.

     The Company has also established relationships with leading group purchasing organizations such as Premier Technology Management and AmeriNet, Inc. and health care providers such as Kaiser Permanente and Columbia/HCA.

     The Company markets its safety and industrial instrumentation products mostly through distributors and its own sales personnel. The Company sells these products primarily to municipalities, utilities, telephone companies, oil refineries and OEMs.

     Foreign sales represented 23%, 23% and 22% of the Company's total sales in fiscal 1999, 1998 and 1997. The Company is actively trying to expand its international presence, especially in the patient monitoring business.

     The Company's backlog of unfilled purchase orders for all its products was approximately $7.3 million as of June 30, 1999, compared to approximately $6.7 million as of June 30, 1998 and approximately $3.5 million as of June 30, 1997. Within the next 12 months, the Company expects to ship all of its current backlog. Because of customer changes in delivery schedules and the possible cancellation of orders, backlog as of any particular date may not be representative of the Company's actual sales for any succeeding fiscal period. Historically, order cancellations have not been significant. The Company's businesses are not inherently seasonal, although for some of its businesses orders and shipments in the first and second fiscal quarters have been historically lower than the third and fourth quarters.

MANUFACTURING AND ASSEMBLY

     Other companies manufacture components and subassemblies to the Company's specifications. The Company then assembles its products at its facilities in California and Florida. The patient monitoring and gas detection manufacturing facilities are ISO 9001 certified. The Company generally obtains from a wide variety of suppliers the materials and supplies that it uses to produce its products. The Company has not experienced any significant shortages. Although certain materials that the Company uses in the manufacture of certain patient monitoring and gas detection devices are available from only a few suppliers, the Company does not anticipate any significant difficulties in obtaining any of these materials in the foreseeable future.

COMPETITION

     The patient monitoring markets in which the Company competes include MRI and general monitoring. The Company is aware of three current competitors in the worldwide MRI monitoring market. The general patient monitoring market is highly competitive and includes companies that are much larger than the Company with significantly greater financial resources. The Company estimates there are approximately 15 to 20 competitors in the general patient monitoring market.

     In the patient monitoring business, price is an important factor in hospital purchasing patterns as a result of cost containment pressures on the health care industry. To the extent that healthcare reform measures negatively affect the financial condition of hospitals and thereby reduce their capital purchases, the Company expects price to continue to be a very important competitive factor. The Company also competes on the basis of product reliability, quality, technical features, performance and service.

     The markets for the Company's non-medical products are, in general, characterized by a relatively limited number of competitors; however, these markets are highly competitive. The Company estimates there are generally five to ten competitors in each of these markets.

GOVERNMENTAL REGULATION

     The patient monitoring devices the Company manufactures and markets are subject to regulation by the FDA and, in some instances, corresponding state and foreign governmental agencies.

     The Company's existing medical devices were cleared for marketing in the United States through the FDA's section 510(k) premarket notification process. The 510(k) premarket notification process is available where the new product being submitted to the FDA can be compared to a pre-existing commercially available product that performs functions the FDA considers to be substantially equivalent. If a product does not meet the eligibility requirements for the 510(k) process, then its application must be submitted, instead, under the more time consuming and costly premarket approval procedure.

     The Company's manufacturing facilities and the manufacture of its products are subject to FDA regulations regarding registration of manufacturing facilities, compliance with FDA good manufacturing practices and the reporting of adverse events. The FDA's recently revised good manufacturing practices, titled "Quality System Regulation", now require preproduction design controls and implementation of a full quality assurance system along with standards for manufacturing processes and facilities and record keeping for device failure and complaint investigations. The Company is subject to periodic on-site inspection for compliance with such regulations. The FDA may also conduct investigations and evaluations of the Company's products at its own initiative or in response to customer complaints or reports of malfunctions. If the FDA believes that its regulations have been violated, it has extensive enforcement authority including the power to seize, embargo or restrain entry of products from the market and to prohibit the operation of manufacturing facilities until the noted deficiencies are corrected to their satisfaction. The Company believes it is in compliance with all applicable FDA regulations.

     The Company seeks, where appropriate, to comply with the certification and safety standards of various organizations such as Underwriters' Laboratories, the Canadian Standards Association and the various safety and test regulations of the European Community.

     The manufacture and testing of the Company's safety products and medical devices requires it to handle and store small quantities of a wide variety of chemicals, some of which are highly toxic. Certain of these chemicals pose a serious threat to workers and others who may come in contact with them if improperly used or handled. Most municipalities, including those in which the Company is presently located, now require that the proposed storage and use of dangerous chemicals receive local approval. State air quality boards, or similar agencies, must also approve the venting, and certain other aspects of handling, of these types of chemicals. These municipal and state agencies may, as a condition to the granting of approvals and permits, impose certain procedural limitations on the Company's storage and handling of these chemicals and structural requirements on the facilities where these chemicals are stored and used. They also impose record keeping and reporting requirements on the users of these chemicals.

     The Company believes that it presently is in compliance with all applicable material environmental regulations. Compliance with these requirements has not, to date, had a material effect on the Company's capital expenditures, earnings or competitive position. Nonetheless, environmental regulation at the local, state and national levels continues to evolve, and the possibility exists that more stringent limitations and requirements may become applicable to the Company.

RESEARCH AND EXPERIMENTAL

During fiscal years 1999, 1998, and 1997 the Company's research and experimental expenses were approximately $3.0 million, $2.5 million, and $2.4 million, respectively. The majority of these expenditures relate to the patient safety monitoring business.

EMPLOYEES

     As of June 30, 1999 the Company had 304 employees, all of whom were full-time. The Company is not a party to any collective bargaining agreement and has not experienced a strike or work stoppage. The Company considers its relations with its employees to be good.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K may contain forward-looking statements regarding the Company's plans, expectations, estimates and beliefs. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements in this document include, but are not necessarily limited to, those relating to:

     o the Company's intention to further penetrate the broad patient monitoring market

     o    the anticipated growth in medical applications of MRI equipment

     o    the Company's ability to carry out its strategy

     o the Company's success in developing new or enhanced products to take advantage of market opportunities or to respond to competition

     o the Company's ability to complete any future acquisitions of products or businesses

     o the Company's achieving year 2000 compliance or the impact on it of any third party's year 2000 compliance

     o the Company's belief that patient monitors will become an integral component of MRI equipment

The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances. Factors that could cause actual results, events or circumstances to differ from forward-looking statements made in this report include those set forth in the "Risk Factors" section of this report.

ITEM 2. PROPERTIES

     The following table sets forth information with respect to the real property owned or leased by the Company which it considers material to its business.


                                                GENERAL CHARACTER                   OWNERSHIP OR DATE OF
LOCATION                                     AND USE OF THE PROPERTY                 EXPIRATION OF LEASE
--------                                     -----------------------                --------------------
Pleasanton, California            3,200 square-foot headquarters facility                 April 2001
Fremont, California               17,000 square-foot building used as our                 March 2001
                                  manufacturing and distribution facility for our
                                  gas calibration and process control products

Orlando, Florida                  42,000 square-foot building used as the                   Owned
                                  manufacturing, distribution and administrative
                                  facility for our patient monitoring products

Cucamonga, California             24,000 square-foot building used as the                 June 2000
                                  manufacturing, distribution and administrative
                                  facility for our oxygen monitoring products

Miramar, Florida                  9,000 square-foot building used as the                 August 2000
                                  manufacturing, distribution and administrative
                                  facility for our gas detection and monitoring
                                  products

     The Company has negotiated a lease for a new facility in Cucamonga beginning in July, 2000. The Company does not believe that the cost of relocation will be material. The Company also believes that the relocation will not interrupt its business.

     The Company considers its present facilities to be sufficient for current operations. However, from time to time, the Company may lease smaller facilities as its needs dictate.

ITEM 3. LEGAL PROCEEDINGS

     The Company's medical device subsidiary, Invivo Research, was one of two third-party defendants named in a lawsuit in June of 1994 by Southern Nevada Surgical Center and Surgex Southern Nevada, Inc. in Nevada State District Court. The underlying action in this matter stemmed from an incident involving a surgical patient undergoing a procedure at the Southern Nevada Surgical Center. The patient suffered a serious permanent brain injury. A lawsuit was filed on behalf of the patient against the surgical center and the anesthesiologist who monitored the patient. A substantial settlement was made to the patient by the defendants in that action. Southern Nevada Surgical Center ("SNSC") and Surgex were seeking indemnity and contribution of approximately $14 million from the manufacturer of the anesthetic gas machine and Invivo Research, which manufactured the vital signs monitor used in this procedure. SNSC and Surgex alleged that both the anesthetic gas machine and the vital signs monitor were defective. The Company believes that the vital signs monitor operated properly and was properly designed for its intended function.

     On August 18, 1999, the Nevada District Court granted the Company's Motion to Dismiss for Failure to Prosecute. The Order granted dismissal of the SNSC and Surgex contribution claims, without prejudice, based upon Nevada law which provides that an action must be brought to trial within five years of the date of the filing of the original action.

     In April of 1997, the plaintiff's insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to Federal Court and is presently pending.

     Any judgment against the Company that exceeds the amount that its insurer is required to pay could have a material adverse effect on its business and results of operations.

     In addition to the legal proceeding described above, the Company is subject to other various legal proceedings that arise in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, the Company believes that none of such proceedings, individually or in the aggregate, will have a material adverse effect on its business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of stockholders was held on May 25, 1999 for the purpose of amending the Company's Restated Certificate of Incorporation to authorize the issuance of up to 20,000,000 shares of Common Stock. The proposal was approved as a majority of the shares outstanding voted in favor of the proposal.

ITEM 4(A). EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers and directors as of June 30, 1999, are listed below, together with brief accounts of their business experience and certain other information.

     NAME                         AGE                           POSITION
     ----                         ---                           --------
     James B. Hawkins............  43    President, Chief Executive Officer, Secretary and Director
     John F. Glenn...............  38    Vice President, Finance and Chief Financial Officer
     F. Larry Young..............  40    Vice President, Operations

     James B. Hawkins has been President, Chief Executive Officer and a Director of Invivo and its predecessor since August 1985. He also has served as Secretary of Invivo since July 1986. Mr. Hawkins has served as a Director of Pillar Corporation, a major stockholder in Invivo, since August 1987. Pillar Corporation, based in Milwaukee, Wisconsin, manufactures heat induction and melting equipment for the metals industry. He earned his undergraduate degree in Business Commerce from Santa Clara University and a MBA from San Francisco State University.

     John F. Glenn was appointed Vice President, Finance and Chief Financial Officer of Invivo in November 1990. From September 1988 to November 1990, Mr. Glenn was employed by Pillar Corporation as Vice President, Finance and Chief Financial Officer. From August 1983 to September 1988, he served in various capacities with First Interstate Bank. Mr. Glenn earned his undergraduate degree in Business Administration from University of Nevada, Reno and his MBA from the University of Santa Clara.

     F. Larry Young has been Vice President, Operations of Invivo since April 1990 and the Chief Operating Officer of our Lumidor Safety Products subsidiary since August 1996. From September 1986 to April 1990, Mr. Young was Vice President, Manufacturing of Invivo. Prior to joining Invivo's predecessor as Manufacturing Manager in July 1985, he served for four years in various managerial capacities with Apple Computer, Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

MARKET INFORMATION

     The Company's common stock is traded on the Nasdaq National Market under the symbol "SAFE." The following table describes, for the quarters indicated, the high and low closing sale prices for a share of the Company's common stock as reported on the Nasdaq National Market.


                                        HIGH           LOW
                                        ----           ---
YEAR ENDED JUNE 30, 1998
  First Quarter ...............         7 1/2           6 3/4
  Second Quarter ..............        10 7/8           7
  Third Quarter ...............        10 3/4           8 7/16
  Fourth Quarter ..............        13 1/2          10 3/4
YEAR ENDED JUNE 30, 1999
  First Quarter ...............        14 3/4           9 1/4
  Second Quarter ..............        16 7/16         12
  Third Quarter ...............        18 1/2          13 1/2
  Fourth Quarter ..............        13 9/16         11 1/2

     As of June 30, 1999, the Company had 69 shareholders of record of our common stock, although there are a larger number of beneficial holders.

DIVIDEND POLICY

     The Company intends to retain all earnings, if any, to finance the expansion of our business. The Company does not anticipate paying any cash dividends on our common stock in the foreseeable future. If the Company were to declare dividends in the future, such dividends would be paid at the discretion of its board of directors after taking into account various factors, including, among other things, the Company's financial condition, results of operations, cash flows from operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, the Company's credit facility prohibits the payment of dividends to its stockholders without written consent from its lender.

ITEM 6. SELECTED FINANCIAL DATA

     The operations data set forth below with respect to the fiscal years ended June 30, 1999, 1998 and 1997 and the balance sheet data at June 30, 1999 and 1998 are derived from, and are qualified by, reference to the Company's audited financial statements included elsewhere herein and should be read in conjunction with those financial statements and the notes thereto. The operations data set forth below with respect to the fiscal years ended June 30, 1996 and 1995 and the balance sheet data at June 30, 1997, 1996 and 1995 are derived from audited financial statements not included herein.


                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    --------------------------------------------------------
                                                                    FISCAL YEAR ENDED JUNE 30,
                                                    --------------------------------------------------------
                                                      1999        1998        1997        1996        1995
                                                    --------    --------    --------    --------    --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Sales ..........................................  $ 48,858    $ 40,651      35,904    $ 31,391    $ 32,489
  Gross profit ...................................    24,490      19,695      17,285      15,580      16,646
  Operating expenses
    Selling, general and administrative ..........    15,623      13,429      14,174       9,691       9,501
    Research and experimental ....................     3,007       2,455       2,449       2,095       1,841
  Other income (expense) .........................      (153)       (383)       (184)        (49)        (51)
  Income tax expense .............................     1,889       1,165         162       1,273       1,348
  Net income .....................................  $  3,818    $  2,263    $    316    $  2,472    $  3,348
  Basic net income per common share ..............  $   1.07    $    .69    $    .10    $    .77    $   1.05
  Weighted average common shares
    outstanding (basic) ..........................     3,552       3,265       3,239       3,216       3,186
  Diluted net income per common share ............  $   1.00    $    .66    $    .09    $    .72    $    .99
  Weighted average common shares
    outstanding (diluted) ........................     3,831       3,427       3,445       3,456       3,390


                                                                           JUNE 30,
                                                     -----------------------------------------------------
                                                       1999       1998        1997        1996       1995
                                                     -------    -------     -------     -------    -------
   CONSOLIDATED BALANCE SHEET DATA:
     Working capital .............................   $22,949    $ 9,364     $ 7,474     $ 7,940    $ 6,428
     Total assets ................................    44,641     30,195      26,612      22,204     19,860
     Long-term debt ..............................     1,375      1,480       1,584         730        926
     Stockholders' equity ........................    35,167     18,168      15,815      15,276     12,616

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Through its medical device subsidiary, Invivo Research, the Company offers a line of patient monitors capable of continuous measurement of multiple vital signs in the medical care environment. Prior to fiscal 1997, the patient monitoring business was primarily focused on products for use in the MRI environment. In the mid-1990s, the Company undertook to develop a full-featured, competitively priced monitor for general applications. This effort culminated in the introduction of the Millennia monitor in early fiscal 1997. The Company substantially increased its sales force and marketing efforts in fiscal 1996 and 1997 to promote the entry into this new market. This increase was the primary cause of operating expenses growing more rapidly than revenue in those years. The improved operating results in fiscal 1998 and 1999 reflect, in part, the ongoing market penetration of the Millennia product.

     The Company's safety and industrial instrumentation business includes monitors used to detect harmful levels of toxic and other gases in the workplace and other environments. The Company's other safety and industrial instrumentation products include a line of oxygen monitoring equipment, equipment that sets and verifies the accuracy of gas monitors, pressure sensors and non-contact infrared temperature measuring devices.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

     SALES. Sales for fiscal 1999 increased 20.2% to $48,858,000 compared with $40,651,400 for fiscal 1998. The sales increase for fiscal 1999 was primarily due to sales growth at the Company's patient monitoring business. Continued strong demand for the Company's next-generation MRI vital signs monitor, the Omni-Trak 3150, was largely responsible for the sales increase. Increased sales of the Company's gas detection and oxygen monitoring product lines also positively affected sales in fiscal 1999.

     GROSS PROFIT. The gross profit margin increased in fiscal 1999 to 50.1% from 48.4% for fiscal 1998. The increase was largely attributable to the sales growth of our MRI vital signs monitoring products, which have higher gross margins than the Millennia vital signs monitor and other monitoring products.

     OPERATING EXPENSES. Selling, general and administrative expenses for fiscal 1999 increased 16.3% or $2,194,300 over fiscal 1998 levels. Selling, general and administrative expenses were 32.0% of sales for fiscal 1999 compared with 33.0% for fiscal 1998. The increase in these expenditures in aggregate was largely due to higher sales commission expenses on the higher sales volume at the patient monitoring business. Higher administrative expenses in support of the incremental sales volume at the patient monitoring business also contributed to the increase.

     Research and experimental expenses were $3,007,300 or 6.2% of sales for fiscal 1999 compared to $2,455,000 or 6.0% for fiscal 1998. A substantial amount of the total research and experimental expenses in fiscal 1999 was on behalf of the patient monitoring business as the Company continued to develop additional features for its Millennia vital signs monitor for specialized market areas.

     OTHER INCOME AND EXPENSE. Interest expense decreased to $255,500 for fiscal 1999 compared with $387,300 for fiscal 1998. This decrease was the result of the payoff of the outstanding balances on the Company's revolving bank line of credit and term loan with the proceeds from its secondary stock offering in March, 1999.

     PROVISION FOR INCOME TAXES. The effective tax rate for the year ended June 30, 1999 was 33.1% compared with 34.0% for fiscal 1998. The effective tax rate differs from the statutory rate principally due to the benefit of a foreign sales corporation and utilization of research, experimental and other credits.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

     SALES. Sales for fiscal 1998 increased 13.2% to $40,651,400 from $35,903,500 in fiscal 1997. The sales increase in fiscal 1998 was primarily attributable to the sales growth at the patient monitoring business as sales of the Millennia portable multi-parameter vital signs monitor continued to increase from prior year levels. Growth in the Company's safety and industrial instrumentation businesses also positively affected sales.

     GROSS PROFIT. The gross profit margin increased slightly in fiscal 1998 to 48.5% from 48.1% in fiscal 1997. Continued improvement in the gross margin of the Millennia monitor was primarily due to material cost reductions and manufacturing efficiencies. In addition, higher gross margins at the gas detection and industrial instrumentation businesses offset a decline in the gross margin at the oxygen monitoring business.

     OPERATING EXPENSES. Selling, general and administrative expenses in fiscal 1998 decreased 5.3% or $745,800 over fiscal 1997 levels. Selling, general and administrative expenses were 33.0% of sales in fiscal 1998 compared with 39.5% for fiscal 1997. The decrease in these expenditures in absolute dollars and as a percentage of sales was primarily due to reduced selling, general and administrative expenses at the patient monitoring business. This reduction occurred as many of the expenses associated with the significant expansion of the direct sales force in fiscal 1997 decreased.

     Research and experimental expenses remained nearly constant in absolute dollars at $2,455,000 or 6.0% of sales in fiscal 1998 as compared to $2,448,800 or 6.8% of sales in fiscal 1997. A substantial amount of the research and experimental expenses was on behalf of the patient monitoring business as the Company continued to develop additional features for the Millennia vital signs monitor for specialized market areas.

     OTHER INCOME AND EXPENSE. Interest expense increased to $387,300 for fiscal 1998 compared with $251,400 in fiscal 1997. The increase in interest expense was the result of higher outstanding balances on the Company's revolving bank line of credit along with the increased mortgage on the expanded patient monitoring facility.

     PROVISION FOR INCOME TAXES. The effective tax rate for fiscal 1998 remained stable at 34.0%.

INFLATION

     The Company does not believe that inflation had a significant impact on its results of operations during any of the last three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

     On March 15, 1999, the Company completed the sale of 900,000 additional shares of common stock at a price of $14.75 per share. The Company netted approximately $12,100,000 prior to the repayment of its outstanding bank borrowings of approximately $2,500,000. Working capital at June 30, 1999 therefore increased to $22,948,900 from $9,363,700 at June 30, 1998.

     Net cash provided by operating activities was $2,059,200 for the year ended June 30, 1999 compared with $2,006,400 provided by operations for the year ended June 30, 1998. This increase was largely the result of the increase in net income offset by changes in operating assets and liabilities, particularly inventories, accounts receivable, accounts payable and income taxes payable.

     Capital expenditures were $1,120,200 for fiscal 1999 compared to $646,800 for fiscal 1998. The increase was primarily the result of costs associated with the Company's new information systems and sales demonstration equipment at the Company's patient safety monitoring business.

     In fiscal 1993, the Company purchased 80% of the outstanding common stock of Invivo Research, Inc. In fiscal 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research, Inc. shares. The contingent purchase price for such shares was to be paid in one or more installments. One-fifth of the price vested on January 1, 1996, 1997 and 1998 and two-fifths vested on January 1, 1999. The former Invivo Research shareholders could make an election each year beginning in 1996 to be paid any vested payment. The amount of any payment was based on the after tax profits of Invivo Research for the calendar year preceding the year that the payment was made, regardless of when the payment vested, subject to a minimum share price if certain milestones were achieved. The Company was informed in March of 1996 that the former Invivo Research shareholders would elect to be paid on their first installment. Based on the 1995 calendar year results for Invivo Research, payment was made on June 1, 1996, for $987,900. In March of 1998, the former Invivo Research shareholders elected to be paid on the second vested installment which amounted to $465,342. The Company was informed in March of 1999 that the former Invivo Research shareholders would elect to be paid on their final three installments. Based on 1998 calendar results for Invivo Research, the amount to be paid was $3,143,300. The Company had the right to make one-third of the payment in the form of its Common Stock. On June 1, 1999 the Company paid the former shareholders two of the installments in cash totaling $2,095,500. The remaining installment was paid in the form of the Company's Common Stock totaling 82,256 shares.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for fiscal quarters and fiscal years beginning after June 15, 2000. As the Company does not currently have any derivative instruments for hedging activities the Company believes that SFAS No. 133 will have no impact on its consolidated financial statements.

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

The Company determined that regardless of the year 2000 issue, replacement of existing office and other systems would provide more efficient operations and added functionality. The Company contracted with outside information consulting companies both to install new hardware and to replace its current mission-critical software systems with year 2000 compliant software. All information system upgrades and conversions are completed and fully operational. The Company is currently assessing its electronic office and manufacturing equipment to determine if such equipment is dated-sensitive and will require upgrades. If after this assessment the Company determines that some of its equipment needs to be upgraded or replaced, it plans to finish the required work by October 1999.

The Company believes that its currently marketed products are year 2000 compliant. Some of its products are not affected because they do not contain a date field in the software. On some previously marketed products which are not year 2000 compliant, the Company will make an upgrade available to its customers to ensure year 2000 compliance.

The Company cannot predict the effect of year 2000 problems on its vendors, customers and other entities with which it transacts business, or with whose products its products interact. The Company has undertaken a survey of the year 2000 readiness of these third parties and believes its key vendors are 2000 compliant.

COSTS

Through June 30, 1999, the Company incurred approximately $350,000 of costs associated with its new information systems, of which approximately $325,000 has been capitalized. Of this, approximately $225,000 has been spent on replacing old hardware, and approximately $100,000 has been spent on replacing old software. Because the Company would have replaced these systems even without the year

2000 problem, its year 2000 expenditures have not deferred other projects that the Company otherwise would have undertaken.

RISKS

The Company expects to make the changes required to address the year 2000 problems for the software and embedded chips in its offices and manufacturing facilities and in the products it makes. The Company presently believes that with the new software and hardware it purchased and with any required modifications to its office and other systems which its assessment shows to be needed, the year 2000 issues is not reasonably likely to pose significant problems with respect to the Company's operations or products. However, if unforeseen difficulties arise, such modifications, conversions and replacements are not completed on time, or if or customers' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material adverse effect on the Company's business, financial condition and results of operations.

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


RISK FACTORS

Risks Relating to the Company's Business:

THE COMPANY IS DEPENDENT ON A CONCENTRATED LINE OF PRODUCTS

     The Company's future financial performance will be largely dependent on its patient monitor product line, which includes a limited number of products. The Company expects its recently introduced Omni-Trak 3150 MRI patient monitor and its Millennia portable patient monitor to have a substantial impact on revenue growth. In the MRI monitoring market, the success of its Omni-Trak 3150 is heavily dependent on the continued acceptance of MRI technology as a diagnostic tool. In the general patient monitoring market, the Company's Millennia monitor is heavily dependent on its ability to penetrate an already competitive market.

     In addition, the recent consolidation in the medical care provider market has resulted in a number of very large purchasers of medical devices. These large purchasers typically prefer to establish relationships with medical device manufacturers that have broad and diverse product lines.

     The failure of the Company's products to continue to gain market acceptance or an increase in the concentration of the medical care provider market could have a material adverse effect on its business and results of operations.

THE COMPANY FACES INCREASED LEVELS OF COMPETITION

     The Company has encountered and will continue to encounter significant competition in the sale of its products. The Company's general patient monitoring competitors include a number of large multinational corporations. Some of these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. In the MRI patient monitoring market, the Company has enjoyed a significant first-to-market advantage over its competitors. However, the Company is aware that some of its competitors have introduced products designed to compete with its MRI vital signs monitoring products. In addition, as the market for MRI vital signs monitoring products expands it may attract competitors with greater resources.

     Additionally, competition may increase if new companies enter the Company's markets or if existing competitors expand their product lines or intensify efforts within existing product lines. The introduction of competitive products may result in a decrease in the Company's market share and in a decrease in the prices at which the Company is able to sell its products. The Company's market share could also be adversely affected by increasing concentration in the medical care provider market. Any decrease in the Company's market share or decrease in the prices at which the Company is able to sell its products could have a material adverse effect on its business and results of operations.

THE COMPANY'S FINANCIAL RESULTS MAY FLUCTUATE

     The Company's financial results may fluctuate significantly from period to period because of a variety of factors, many of which is beyond its control. These factors include:

     o    increased competition

     o    changes in the Company's pricing policies and those of its competitors

     o    changes in the Company's operating expenses or capital expenditures

     o timing and market acceptance of new and upgraded product introductions by the Company and its competitors

     o    seasonal fluctuations in the demand for the Company's products

     o introduction of alternative technologies by the Company and its competitors

     o    effect of potential acquisitions

     o    other general economic factors

Fluctuations caused by these and other factors could have a material adverse effect on the Company's business and results of operations.

THE COMPANY IS SUBJECT TO A SIGNIFICANT RISK OF NEW LAWS RELATED TO HEALTH CARE

     Changes in the law or new interpretations of existing laws may have a significant effect on the Company's costs of doing business and the amount of reimbursement the Company receives from both government and third-party payors. In addition, economic forces, regulatory influences and political initiatives are subjecting the health care industry to fundamental changes. Health care reform proposals have been formulated by the current administration and by members of Congress. Federal, state and local government representatives are likely to continue to review and assess alternative health care delivery systems and payment methods. The Company expects ongoing public debate on these issues. Any of these efforts or reforms could have a material adverse affect on the Company's business and results of operations.

THE COMPANY'S BUSINESS IS SUBJECT TO TECHNOLOGICAL CHANGE AND INTRODUCTION OF NEW PRODUCTS

     Technological change, evolving industry standards and new product introductions and enhancements characterize the markets for the Company's products. Many of the Company's products and products under development are technologically innovative, and therefore require significant planning, design, development and testing. These activities require the Company to make significant capital commitments and investments. In addition, industry standards may change on short notice and new products and technologies may render existing products and technologies uncompetitive. Additionally, the products that the Company is currently developing, and those that the Company develops in the future, may not be technologically feasible or accepted by the marketplace or they may not be completed in an acceptable time frame. Any increased capital investments or loss in sales due to technological change could have a material adverse effect on the Company's business and results of operations.

THE COMPANY CURRENTLY IS INVOLVED IN A LEGAL PROCEEDING

     The Company's medical device subsidiary, Invivo Research, was one of two third-party defendants named in a lawsuit in June of 1994 by Southern Nevada Surgical Center and Surgex Southern Nevada, Inc. in Nevada State District Court. The underlying action in this matter stemmed from an incident involving a surgical patient undergoing a procedure at the Southern Nevada Surgical Center. The patient suffered a serious permanent brain injury. A lawsuit was filed on behalf of the patient against the surgical center and the anesthesiologist who monitored the patient. A substantial settlement was made to the patient by the defendants in that action. Southern Nevada Surgical Center ("SNSC") and Surgex were seeking indemnity and contribution of approximately $14 million from the manufacturer of the anesthetic gas machine and Invivo Research, which manufactured the vital signs monitor used in this procedure. SNSC and Surgex alleged that both the anesthetic gas machine and the vital signs monitor were defective.

     On August 18, 1999, the Nevada District Court granted the Company's Motion to Dismiss for Failure to Prosecute. The Order granted dismissal of the SNSC and Surgex contribution claims, without prejudice, based upon Nevada law which provides that an action must be brought to trial within five years of the date of the filing of the original action.

     In April of 1997, the plaintiff's insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to Federal Court and is presently pending.

     Any judgment against the Company that exceeds the amount that its insurer is required to pay could have a material adverse effect on its business and results of operations.

THE COMPANY FACES PRODUCT LIABILITY AND PRODUCT RECALL RISKS

     With respect to all of its products, and particularly its medical devices, the Company faces the risk of potentially large product liability claims. The malfunction or misuse of its products could potentially result in serious harm to a patient. In addition, the Company may be required to indemnify its distributors and customers for similar claims made against them.

     Claims could be made against the Company even if its products did not contribute to the injury that was sustained. Frequently, the Company's products are used with products developed by other manufacturers. Even if its products are not the cause of the injury, the Company may not be able to prove that some other product malfunction or human error caused a claimant's injury.

     The Company has had product liability claims made against it in the past and may have further claims made against it in the future. While the company is insured for certain product liability claims, not all claims will be covered and the level of its insurance may not be sufficient to protect us from the full amount of a successful claim. In addition, the Company may not be able to obtain adequate amounts of insurance at an acceptable cost. Claims made against the Company that are not insured, or that exceed the amount of the Company's coverage, could have a material adverse effect on its business and results of operations.

     Similarly, the Company's products are subject to the potential of being recalled by government agencies for actual or potential deficiencies or problems. Any such recall would likely be expensive and would have a material adverse effect on the Company's business and results of operations.

THE COMPANY FACES INCREASED RISKS OF INTERNATIONAL OPERATIONS

     International sales have accounted for over 20% of the company's sales for each of the past three years and will likely increase over time. International sales are subject to a number of risks, including the following:

     o fluctuations in exchange rates may affect the demand for products and services the company provides in foreign markets

     o adverse changes in local economic conditions, such as those recently occurring in Asian and South American countries, could depress the demand for the Company's products

     o agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system

     o    foreign customers may have longer payment cycles

     o foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade

     o    U.S. export licenses may be difficult to obtain

     o the protection of intellectual property in foreign countries may be more difficult to enforce

     Any of these factors could have a material adverse impact on the Company's business and results of operations.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is that of currency risk. During the year ended June 30, 1999, 23% of the Company's total sales came from non-United States domiciled customers. The Company requires payment in United States (U.S.) currency. If these customers currency devalues against the U.S. dollar, the customers could potentially encounter difficulty in making the U.S. dollar denominated payments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements:

                                                                          Page
                                                                         Number
                                                                         ------
Independent Auditors' Report                                                23

Consolidated Balance Sheets - June 30, 1999
and 1998                                                                    24

Consolidated Statements of Income for
the Years Ended June 30, 1999, 1998, and 1997                               25

Consolidated Statements of Stockholders' Equity
for the Years Ended June 30, 1999, 1998, and 1997                           26

Consolidated Statements of Cash Flows for the Years
Ended June 30, 1999, 1998, and 1997                                         27

Notes to Consolidated Financial Statements                               28-39


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Invivo Corporation:


We have audited the accompanying consolidated balance sheets of Invivo Corporation and subsidiaries (the Company) as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invivo Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                             KPMG LLP


San Francisco, CA
July 28, 1999

                       INVIVO CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 1999 and 1998



                                     ASSETS                                   1999              1998
                                                                          ------------      ------------
Current assets:
     Cash and cash equivalents                                            $    207,800           554,100
     Short-term investments                                                  8,219,100                --
     Trade receivables, less allowance for doubtful accounts of
        $280,600 as of June 30, 1999 and $288,000 as of
         June 30, 1998                                                      12,173,800        10,277,000
     Inventories                                                             8,177,200         7,282,400
     Deferred income taxes                                                   1,289,000         1,138,000
     Prepaid expenses and other current assets                                 577,800           451,400
                                                                          ------------      ------------

                 Total current assets                                       30,644,700        19,702,900

Property and equipment, net                                                  5,026,200         4,441,100
Intangible assets                                                            8,700,300         5,748,700
Other assets                                                                   269,800           302,600
                                                                          ------------      ------------

                                                                          $ 44,641,000        30,195,300
                                                                          ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        2,914,800         3,139,100
     Accrued expenses                                                        3,574,300         2,679,700
     Current portion of long-term debt, capital lease,
        and bank borrowings                                                    140,200         3,087,200
     Income taxes payable                                                    1,066,500         1,433,200
                                                                          ------------      ------------

                 Total current liabilities                                   7,695,800        10,339,200

Long-term debt and capital lease, excluding current portion                  1,526,700         1,479,800
Deferred income taxes                                                          200,000           156,000
Other                                                                           52,000            52,000
                                                                          ------------      ------------

                 Total liabilities                                           9,474,500        12,027,000
                                                                          ------------      ------------

Stockholders' equity:
     Common stock, $.01 par value; authorized shares - 20,000,000;
        issued and outstanding shares - 4,280,574 as of June 30, 1999
        and 3,269,418 as of June 30, 1998                                       42,806            32,694
     Additional paid-in capital                                             26,076,594        12,878,606
     Retained earnings                                                       9,074,900         5,257,000
     Accumulated other comprehensive loss                                      (27,800)               --
                                                                          ------------      ------------

                 Total stockholders' equity                                 35,166,500        18,168,300

Commitments and contingencies
                                                                          ------------      ------------

                                                                          $ 44,641,000        30,195,300
                                                                          ============      ============


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Years ended June 30, 1999, 1998 and 1997



                                                            1999              1998              1997
                                                        ------------      ------------      ------------
Sales                                                   $ 48,858,000        40,651,400        35,903,500
Cost of goods sold                                        24,368,000        20,956,600        18,618,900
                                                        ------------      ------------      ------------

Gross profit                                              24,490,000        19,694,800        17,284,600
                                                        ------------      ------------      ------------

Operating expenses:
     Selling, general, and administrative                 15,622,800        13,428,500        14,174,300
     Research and experimental                             3,007,300         2,455,000         2,448,800
                                                        ------------      ------------      ------------

                 Total operating expenses                 18,630,100        15,883,500        16,623,100
                                                        ------------      ------------      ------------

                 Income from operations                    5,859,900         3,811,300           661,500

Other income (expense):
     Interest expense                                       (255,500)         (387,300)         (251,400)
     Other, net                                              102,700             4,000            67,900
                                                        ------------      ------------      ------------

                 Income before income taxes                5,707,100         3,428,000           478,000

Income tax expense                                         1,889,200         1,165,500           162,500
                                                        ------------      ------------      ------------

                 Net income                             $  3,817,900         2,262,500           315,500
                                                        ============      ============      ============

Basic net income per common share                       $       1.07               .69               .10
                                                        ============      ============      ============

Weighted average common shares
      outstanding (basic)                                  3,552,148         3,264,966         3,239,187
                                                        ============      ============      ============

Diluted net income per common share                     $       1.00               .66               .09
                                                        ============      ============      ============

Weighted average common shares and
     common share equivalents outstanding (diluted)        3,831,260         3,426,718         3,445,326
                                                        ============      ============      ============


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity



                                                                                                        ACCUMULATED
                                                    COMMON STOCK          ADDITIONAL                       OTHER          TOTAL
                                            --------------------------      PAID-IN       RETAINED     COMPREHENSIVE   STOCKHOLDERS'
                                              SHARES         AMOUNT         CAPITAL       EARNINGS         LOSS           EQUITY
                                            -----------    -----------    -----------    -----------   -------------   ------------
Balances as of June 30, 1996                  3,225,993    $    32,260     12,564,340      2,679,000             --      15,275,600

Exercise of stock options                        29,675            297        160,703             --             --         161,000

Tax benefit from exercise of options                 --             --         62,400             --             --          62,400

Net income                                           --             --             --        315,500             --         315,500
                                            -----------    -----------    -----------    -----------    -----------     -----------

Balances as of June 30, 1997                  3,255,668         32,557     12,787,443      2,994,500             --      15,814,500

Exercise of stock options                        13,750            137         76,863             --             --          77,000

Tax benefit from exercise of options                 --             --         14,300             --             --          14,300

Net income                                           --             --             --      2,262,500             --       2,262,500
                                            -----------    -----------    -----------    -----------    -----------     -----------

Balances as of June 30, 1998                  3,269,418         32,694     12,878,606      5,257,000             --      18,168,300

Issuance of common stock:
     Stock offering, net of offering
        costs totaling $1,376,723               900,000          9,000     11,898,300             --             --      11,907,300
     Acquisition of Invivo Research Inc.         82,256            823      1,046,977             --             --       1,047,800

Exercise of stock options                        28,900            289        161,811             --             --         162,100

Tax benefit from exercise of options                 --             --         90,900             --             --          90,900

Comprehensive income:
     Net income                                      --             --             --      3,817,900             --       3,817,900
     Unrealized loss on short-term
        investments                                  --             --             --             --        (27,800)        (27,800)
                                            -----------    -----------    -----------    -----------    -----------     -----------

Comprehensive income                                                                                                      3,790,100

Balances as of June 30, 1999                  4,280,574    $    42,806     26,076,594      9,074,900        (27,800)     35,166,500
                                            ===========    ===========    ===========    ===========    ===========     ===========


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 1999, 1998 and 1997



                                                                               1999             1998             1997
                                                                           ------------     ------------     ------------
Cash flows from operating activities:
     Net income                                                            $  3,817,900        2,262,500          315,500
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
           Depreciation and amortization                                        888,800          760,000          745,900
           Unrealized loss on short-term investments                             27,800               --               --
           Loss on sale of property and equipment                                46,100           64,800           21,200
           Deferred income taxes                                               (107,000)        (310,700)        (230,600)
           Changes in operating assets and liabilities:
              Trade receivables                                              (1,896,800)      (2,378,200)      (1,483,300)
              Inventories                                                      (894,800)        (181,500)      (1,596,500)
              Prepaid expenses and other current assets                        (126,400)          64,800           68,300
              Accrued expenses                                                  894,600          526,500          251,900
              Accounts payable                                                 (224,300)         268,100        1,234,700
              Income taxes payable                                             (366,700)         952,000          158,700
              Other current liabilities                                              --          (21,900)         (71,000)
                                                                           ------------     ------------     ------------

                    Net cash provided by (used in) operating activities       2,059,200        2,006,400         (585,200)
                                                                           ------------     ------------     ------------

Cash flows from investing activities:
     Purchase of short-term investments                                      (8,219,100)              --               --
     Capital expenditures                                                    (1,120,200)        (646,800)      (2,380,500)
     Proceeds from sale of property and equipment                                    --               --           69,400
     Intangible assets                                                       (2,095,500)        (232,600)              --
     Other assets                                                                32,800          (82,900)         149,800
                                                                           ------------     ------------     ------------

                 Net cash used in investing activities                      (11,402,000)        (962,300)      (2,161,300)
                                                                           ------------     ------------     ------------

Cash flows from financing activities:
     Issuances of common stock, net of offering costs                        12,104,700           76,900          161,000
     Bank borrowings (repayments), net                                       (3,087,200)        (645,000)       2,545,000
     Principal payments under long-term debt and other liabilities              (21,000)         (93,000)        (224,600)
                                                                           ------------     ------------     ------------

                 Net cash provided by (used in) financing activities          8,996,500         (661,100)       2,481,400
                                                                           ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                           (346,300)         383,000         (265,100)

Cash and cash equivalents at beginning of year                                  554,100          171,100          436,200
                                                                           ------------     ------------     ------------

Cash and cash equivalents at end of year                                   $    207,800          554,100          171,100
                                                                           ============     ============     ============


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


(1)    SIGNIFICANT ACCOUNTING POLICIES

       (a)    BUSINESS AND SEGMENT INFORMATION

              Invivo Corporation and subsidiaries (the Company) are engaged in two business segments: patient safety monitoring and safety and industrial instrumentation. The patient safety monitoring segment designs, manufactures, and markets monitoring systems that measure and display vital signs of patients in medical settings. The safety and industrial instrumentation segment designs, manufactures, and markets sensor-based instruments for safety and industrial process control applications.

       (b)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       (c)    CASH EQUIVALENTS

              The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       (d)    SHORT-TERM INVESTMENTS

              Short-term investments are comprised of money market funds and government securities with original maturities of greater than 90 days. Unrealized gains and losses related to these investments are included as a component of stockholders' equity.

       (e)    INVENTORIES

              Inventories are stated at the lower of cost or market on a first-in, first-out basis.

       (f)    PROPERTY AND EQUIPMENT

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

       (g)    INCOME TAXES



                                                                     (Continued)

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


              The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.

       (h)    INTANGIBLE ASSETS

              Intangible assets include patents and the cost in excess of amounts otherwise assigned to net assets of businesses acquired (goodwill). Patents are amortized on a straight-line basis over their approximate useful lives, not to exceed 17 years. Goodwill is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of goodwill by projecting results of operations over the remaining useful lives of the businesses acquired. Accumulated amortization as of June 30, 1999 and 1998 was approximately $1,059,200 and $867,500, respectively. Amortization expense was approximately $191,700, $159,100 and $153,400 for 1999, 1998, and 1997, respectively.

       (i)    COMPREHENSIVE INCOME

              The Company has no items of comprehensive income in any period other than the year ended June 30, 1999. Therefore, net income as presented in the consolidated statements of income equals comprehensive income for the years ended June 30, 1998 and 1997.

       (j)    REVENUE RECOGNITION

              The Company recognizes revenue and all related costs upon shipment of products to its customers.

       (k)    USE OF ESTIMATES

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

       (l)    IMPAIRMENT OF LONG-LIVED ASSETS

              Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company has identified no long-lived assets or identifiable intangibles which are considered impaired.



                                                                     (Continued)

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


       (m)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of their short maturities.

       (n)    RESEARCH AND DEVELOPMENT COSTS

              Research and development costs related to the design, development and testing of new monitors, applications and technologies are charged to expense as incurred.

       (o)    ACCOUNTING FOR STOCK OPTIONS

              Prior to June 30, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 30, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure as required by SFAS No. 123.

(2)    ACQUISITION OF INVIVO RESEARCH INC.

       On December 31, 1992, the Company acquired 80% of the outstanding common stock of Invivo Research Inc., a company that designs, manufactures, and markets sensor-based patient safety devices.

       In fiscal year 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research Inc. shares. Under this agreement, the purchase price for the remaining shares was to be paid in five installments. One installment in the amount of $987,000 was paid during fiscal year 1996. A second installment in the amount of $465,000 was paid during fiscal years 1997 and 1998. The three remaining installments become payable on March 15, 1999. The value of each installment was based on a formula involving calendar 1998 after-tax profits. The total amount of the three remaining installments was $3,143,300. On June 1, 1999, the Company paid the former shareholders two of the installments in cash totaling $2,095,500. The remaining installment was paid in the form of the Company's common stock totaling 82,256 shares.



                                                                     (Continued)

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


(3)    INVENTORIES

       A summary of inventories as of June 30 follows:

                               1999             1998
                            ----------       ----------
      Raw materials         $4,486,900        3,842,100
      Work in process        2,397,000        2,126,000
      Finished goods         1,293,300        1,314,300
                            ----------       ----------

                            $8,177,200        7,282,400
                            ==========       ==========

(4)    PROPERTY AND EQUIPMENT

       A summary of property and equipment as of June 30 follows:

                                                              1999               1998
                                                           -----------        -----------
      Land and building                                    $ 2,325,400          2,329,500
      Equipment                                              5,695,600          4,467,900
      Furniture and fixtures                                   944,200          1,003,800
      Vehicles                                                 130,400            148,500
      Leased improvements                                      136,300                 --
                                                           -----------        -----------

                                                             9,231,900          7,949,700

      Less accumulated depreciation and amortization        (4,205,700)        (3,508,600)
                                                           -----------        -----------

                                                           $ 5,026,200          4,441,100
                                                           ===========        ===========


       Included in property and equipment as of June 30, 1999 is $208,200 of equipment under capital lease. Accumulated amortization related to this equipment was $10,400 as of June 30, 1999.


(5)    DEBT AND BANK BORROWINGS

       A summary of debt and bank borrowings as of June 30 follows:

                                                                       1999               1998
                                                                    -----------        -----------
      Installments payable on the purchase of the remaining         $        --            232,600
          shares of Invivo Research (note 2); amount is
          payable in monthly installments of $38,778 through
          December 31, 1998



                                                                     (Continued)

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


      Term loan payable in monthly installments of
          approximately $8,700, including interest at LIBOR
          plus 2.50%; secured by land and building                    1,479,800          1,584,400

      Borrowings under the $5,000,000 revolving loan, which
          expires and is payable on December 1, 1999;
          collateralized by accounts receivable and inventory
          and equipment; interest payable monthly at LIBOR
          plus 1.75% or the prime rate                                       --          2,750,000
                                                                    -----------        -----------

                                                                      1,479,800          4,567,000

      Less current portion                                             (104,400)        (3,087,200)
                                                                    -----------        -----------

                                                                    $ 1,375,400          1,479,800
                                                                    ===========        ===========


       The aggregate maturities of long-term debt as of June 30, 1999 are as follows:

      Year ending June 30,
          2000                                     $  104,400
          2001                                        104,400
          2002                                        104,400
          2003                                        104,400
          2004                                        104,400
          Thereafter                                  853,400
                                                   ----------

                                                   $1,375,400
                                                   ==========


       In the second quarter of fiscal year 1999, the Company increased its bank line of credit to $7,500,000 from $5,000,000 and renewed the line of credit from December 1, 1998 to December 1, 1999 and added a $1,000,000 three-year term loan. The revolving loan requires the Company to maintain a minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth, a minimum working capital balance, quarterly profitability, and minimum debt service ratio, and prohibits the Company from paying dividends. In March of 1999,the Company repaid the term loan. As of June 30, 1999, $7,500,000 was available under the line of credit.


(6)    ACCRUED EXPENSES

       A summary of accrued expenses as of June 30 follows:

                                                       1999              1998
                                                    ----------        ----------



                                                                     (Continued)

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


      Accrued compensation and benefits             $2,039,500         2,062,500
      Other                                          1,534,800           617,200
                                                    ----------        ----------

                                                    $3,574,300         2,679,700
                                                    ==========        ==========


(7)    LEASE COMMITMENTS

       The Company leases certain facilities and equipment under capital and operating leases. The facilities' leases require the Company to pay certain executory costs such as taxes, insurance, and maintenance. Rent expense related to operating leases was approximately $440,000, $422,200 and $385,000 for the years ended June 30, 1999, 1998, and 1997, respectively.

       A summary of future minimum lease payments required under noncancelable leases with terms in excess of one year, net of sublease rental income, as of June 30, 1999 follows:

                                                                   CAPITAL          OPERATING
                                                                    LEASES           LEASES
                                                                   ---------        ---------
      Fiscal year ending
          2000                                                     $  49,836          443,300
          2001                                                        49,836          222,100
          2002                                                        49,836           31,900
          2003                                                        49,836           16,600
          2004                                                        24,918            6,100
                                                                   ---------        ---------

                                                                     224,262        $ 720,000
                                                                                    =========

          Less amount representing interest                          (37,127)

              Present value of future minimum lease payments         187,135

          Less current portion                                        35,800
                                                                   ---------

              Capital lease obligations, excluding current
                portion                                            $ 151,335
                                                                   =========

(8)    INCOME TAXES

       A summary of the components of income tax expense (benefit) for the years ended June 30 is as follows:

                          CURRENT           DEFERRED             TOTAL
                        -----------        -----------        -----------
      1999:
          Federal       $ 1,718,200            (82,700)         1,635,500



                                                                     (Continued)

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


          State             278,000            (24,300)           253,700
                        -----------        -----------        -----------

                        $ 1,996,200           (107,000)         1,889,200
                        ===========        ===========        ===========

      1998:
          Federal       $ 1,252,500           (284,000)           968,500
          State             237,000            (40,000)           197,000
                        -----------        -----------        -----------

                        $ 1,489,500           (324,000)         1,165,500
                        ===========        ===========        ===========

      1997:
          Federal       $   206,000           (179,000)            27,000
          State             187,100            (51,600)           135,500
                        -----------        -----------        -----------

                        $   393,100           (230,600)           162,500
                        ===========        ===========        ===========


       Deferred income taxes are attributable primarily to depreciation, accrued expenses, and allowances.

       The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30 are as follows:

                                                           1999               1998               1997
                                                        -----------        -----------        -----------
      Deferred tax assets:
          Reserves and other accruals                   $ 1,289,000          1,138,000            800,600
          Capital loss carryover                            199,400            199,400            199,400
          Accumulated depreciation                               --                 --              1,700
                                                        -----------        -----------        -----------

                 Gross deferred tax assets                1,488,400          1,337,400          1,001,700

      Valuation allowance                                  (199,400)          (199,400)          (199,400)
                                                        -----------        -----------        -----------

                 Total deferred tax assets, less
                    valuation allowance                   1,289,000          1,138,000            802,300
                                                        -----------        -----------        -----------

      Deferred tax liabilities:
          Federal depreciation in excess of books            (9,000)           (15,000)                --
          State taxes                                       (43,500)                --                 --
          Acquired intangibles from acquisitions           (147,500)          (141,000)          (145,400)
                                                        -----------        -----------        -----------

                 Total deferred tax liabilities            (200,000)          (156,000)          (145,400)
                                                        -----------        -----------        -----------

      Net deferred tax asset                            $ 1,089,000            982,000            656,900
                                                        ===========        ===========        ===========


       There was no net change in the valuation allowance for the year ended June 30, 1999.

       Management believes that it is more likely than not that the results of future operations will generate



                                                                     (Continued)

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


       sufficient taxable income to realize the net deferred tax asset or that the amounts will be recovered from previously paid taxes.

       The following summarizes the differences between the income tax expense and the amount computed by applying the 34% federal statutory corporate rate to income before income taxes as follows:

                                                          1999               1998               1997
                                                       -----------        -----------        -----------
      Federal income tax at statutory rate             $ 1,940,000          1,165,500            162,500
      State income taxes                                   183,000            156,000            103,000
      Utilization of research, experimental, and
          other credits                                    (67,000)           (57,000)           (50,000)
      Benefit of foreign sales corporation                (257,000)          (204,000)          (135,500)
      Permanent differences                                 92,000             54,000             44,000
      Other                                                 (1,800)            51,000             38,500
                                                       -----------        -----------        -----------

                                                       $ 1,889,200          1,165,500            162,500
                                                       ===========        ===========        ===========

(9)    STOCK OPTION PLAN

       The Company has established stock option plans to provide for the granting of stock options to employees (including officers and directors) at prices not less than the fair market value of the Company's common stock at the date of grant. Options vest ratably over four years and expire in ten years. The Company has reserved 314,400 and 600,000 shares of its common stock for issuance under the 1986 and 1994 Plans, respectively. During 1999, the Company granted 183,000 shares of common stock.

       Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the Plans under fair-value method. The fair value of options issued under the Plans was determined at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility factor of the expected market price of the Company's stock of .71; a forfeiture rate of .05; a weighted-average expected life of options of five years; and a risk-free interest rate of 5.0%, 5.8%, and 6.6% for 1999, 1998, and 1997, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per common share would approximate the following:

                                                               1999              1998              1997
                                                            -----------       -----------       -----------
      Net income                          As reported       $ 3,817,900         2,262,500           315,500
                                          Pro forma           3,147,118         1,892,084            55,656

      Basic net income per share          As reported              1.07               .69               .10
                                          Pro forma                0.89               .58               .02



                                                                     (Continued)

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


      Diluted net income per share        As reported              1.00               .66               .09
                                          Pro forma                0.82               .55               .02


       Pro forma net income reflects only options granted in 1996, 1997, 1998 and 1999. Therefore, the full impact of calculating compensation cost for the Company's Plan under SFAS No. 123 is not reflected in the option's vesting period and compensation costs for options granted prior to July 1, 1995 are not considered.

       A summary of stock option activity for the years ended June 30, 1999 and 1998 follows:

                                                                                         WEIGHTED-AVERAGE
                                             WEIGHTED-       WEIGHTED-                    EXERCISE PRICE
                                              AVERAGE        AVERAGE          OPTIONS       BY OPTIONS
                                             EXERCISE       GRANT DATE      EXERCISABLE   EXERCISABLE AT
                             OPTIONS          PRICE         FAIR VALUE      AT YEAR END      YEAR END
                            --------        ----------     ------------    ------------  -----------------
       June 30, 1997         516,100             7.36                         267,638            4.19

          Granted            123,500            10.00            5.41
          Exercised          (13,750)            5.60
          Canceled            (9,875)            7.29
                            --------

      June 30, 1998          615,975             7.77                         328,401            5.51

          Granted            183,000            12.15            7.58
          Exercised          (28,900)            5.60
          Canceled            (6,250)            8.90
                            --------

      June 30, 1999          763,825             8.89                         426,575            6.96
                            ========


                                                  WEIGHTED-
                                   NUMBER          AVERAGE        WEIGHTED         NUMBER         WEIGHTED-
               RANGE OF          OUTSTANDING      REMAINING       AVERAGE        EXERCISABLE       AVERAGE
               EXERCISE          AT JUNE 30,     CONTRACTUAL      EXERCISE       AT JUNE 30,      EXERCISE
                PRICES              1999            LIFE           PRICE            1999            PRICE
           ----------------     ------------    -------------    ----------     -------------    -----------
           $ 2.00 - 5.13           174,900            1.53        $   2.76         174,900        $   2.76
             7.00 - 8.75           107,425            5.79            7.28          86,300            7.15
            10.00 - 16.13          481,500            8.35           11.48         165,375           11.37
                                  --------        --------        --------        --------        --------

                                   763,825                                         426,575
                                  ========                                        ========



                                                                     (Continued)

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


(10)   SALARY DEFERRAL PLAN

       The Company's executive officers, together with all other eligible employees, may participate in the Company's 401(k) Salary Deferral Plan (the Plan). Employees become eligible upon completion of six months of service. Each eligible employee receives a retirement benefit based upon accumulated contributions to the Plan by the employee and the Company plus any earnings on such contributions. The Company contributes an amount equal to 25% of the first 4% of compensation which the employee contributes. The Plan currently provides that participants vest 25% each year over a four-year period. Company contributions to the Plan for the years ended June 30, 1999, 1998, and 1997 were, $85,100, $70,600 and
       $56,700, respectively.

(11)   LEGAL PROCEEDINGS

       The Company is involved in litigation arising in the ordinary course of its business. While the ultimate results of such proceedings cannot be predicted with certainty, management expects that these matters will not have a material adverse effect on the Company's financial position or results of operations.

(12)   MAJOR CUSTOMERS AND CREDIT RISK

       In fiscal 1999, 1998, and 1997, no individual customer accounted for greater than 10% of the Company's revenues or trade accounts receivable.

       The Company has a customer base that is diverse geographically and by industry. Customer credit evaluations are performed on an ongoing basis, and collateral is generally not required for trade accounts receivable. Management does not believe the Company has any significant concentration of credit risk as of June 30, 1999.

(13)   SEGMENT INFORMATION

       The Company has adopted the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

       The Company's chief operating decision-maker is considered to be the Chief Executive Officer. The CEO reviews financial information presented on a consolidated basis accompanied by information by business segments. The Company operates in two business segments: (i) patient safety monitoring, which designs, manufactures, and markets monitoring systems that measure and display vital signs of patients in medical settings; and
       (ii) safety and industrial instrumentation, which is engaged in the design, manufacture, and marketing of sensor-based instruments for safety and industrial process control applications. These segments are managed separately because of different customers and products which require different business strategies. The Company evaluates the operating performance of its segments based on net sales and income from operations.

       Summarized financial information concerning the Company's business segments is shown in the following table. The "Corporate" column includes general and administrative and corporate-related expenses not allocated to reportable segments (in thousands).



                                                                     (Continued)

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


                                                                 SAFETY AND
                                              PATIENT SAFETY     INDUSTRIAL
                                                MONITORING     INSTRUMENTATION    CORPORATE         TOTAL
                                              --------------   ---------------    ---------        --------
        For the year ended June 30, 1999:
            Net sales                            $ 30,173           18,685              --           48,858
            Income from operations                  4,001            3,266          (1,407)           5,860
            Depreciation and amortization             548              322              19              889
            Total assets                           24,836            9,282          10,523           44,641


                                                                 SAFETY AND
                                              PATIENT SAFETY     INDUSTRIAL
                                                MONITORING     INSTRUMENTATION    CORPORATE         TOTAL
                                              --------------   ---------------    ---------        --------
        For the year ended June 30, 1998:
            Net sales                            $ 23,200           17,451              --           40,651
            Income from operations                  1,811            3,192          (1,192)           3,811
            Depreciation and amortization             449              301              10              760
            Total assets                           19,993            8,304           1,898           30,195


                                                                 SAFETY AND
                                              PATIENT SAFETY     INDUSTRIAL
                                                MONITORING     INSTRUMENTATION    CORPORATE         TOTAL
                                              --------------   ---------------    ---------        --------
        For the year ended June 30, 1997:
            Net sales                            $ 19,702           16,202              --           35,904
            Income from operations                   (800)           2,701          (1,239)             662
            Depreciation and amortization             479              259               8              746
            Total assets                           17,327            7,934           1,351           26,612



                                                                     (Continued)

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 1999 and 1998


       The Company markets its products in the United States and in foreign countries through its sales personnel and distributors. Export sales account for a portion of the Company's net revenue and are approximately summarized by geographic area as follows (in thousands):

                                                 YEAR ENDED JUNE 30,
                                        -------------------------------------
                                         1999           1998           1997
                                        -------        -------        -------
      United States                     $37,700         31,300         27,900
      Export:
          Europe                          5,800          2,400          2,200
          Pacific Rim                     2,900          2,000          2,600
          Other International             2,500          5,000          3,200
                                        -------        -------        -------

                 Total net sales        $48,900         40,700         35,900
                                        =======        =======        =======

(14)   SUPPLEMENTAL CASH FLOWS INFORMATION

       Noncash investing and financing activities and supplemental cash flow information are summarized as follows:

                                                                        YEAR ENDED JUNE 30,
                                                           ----------------------------------------------
                                                              1999              1998              1997
                                                           ----------        ----------        ----------
      Tax benefit associated with exercise of stock
          options                                          $   90,900            14,400            62,400
      Equipment acquired under capital lease                  208,200                --                --
      Common stock issued in connection with the
          acquisition of Invivo Research Inc.               1,047,800                --                --
      Cash paid:
          Income taxes                                      2,272,000           875,158           234,800
          Interest                                            255,500           389,274           293,100

     SELECTED QUARTERLY FINANCIAL DATA (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS):

     In millions, except per share amounts             1ST QTR        2ND QTR        3RD QTR        4TH QTR
                                                       -------        -------        -------        -------
     FISCAL YEAR 1999
     Sales                                             $11,501         11,910         12,382         13,065
     Gross Profit                                        5,765          5,981          6,212          6,533
     Net Income                                            759            893            987          1,178
     Net Income per common share (basic)                  0.23           0.27           0.29           0.28
     Net Income per common share (diluted)                0.22           0.25           0.26           0.27

     FISCAL YEAR 1998
     Sales                                               9,384          9,724         10,425         11,119
     Gross Profit                                        4,419          4,740          4,891          5,644
     Net Income                                            460            543            575            685
     Net Income per common share (basic)                  0.14           0.17           0.18           0.21
     Net Income per common share (diluted)                0.14           0.16           0.17           0.20


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in the accountants or disagreements with the Company's accountants on accounting and financial disclosure matters in fiscal 1999.


                                    PART III

ITEMS 10 TO 13 INCLUSIVE.

These items have been omitted in accordance with instructions to Form 10-K Annual Report. The Registrant will file with the Commission in October 1999 pursuant to regulation 14A, a definitive proxy statement that will involve the election of directors.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX


      NUMBER                                            DESCRIPTION OF DOCUMENT                                           PAGE
      ------                                            -----------------------                                           ----
       3.01         Restated Certificate of Incorporation of the Registrant(1).....................................

       3.02         Restated By-Laws of the Registrant(2)..........................................................

       4.01         Form of Common Stock Certificate(2)............................................................

      10.01         Sensor Control Corporation 1986 Incentive Stock Option Plan and 1986 Non-statutory Stock
                    Option Plan, as amended(3).....................................................................

      10.02         Indemnity Agreement(2).........................................................................

      10.03         SafetyTek 1994 Stock Option Plan(4)............................................................

      10.04         Share purchase agreement dated as of January 5, 1990 by and between Data-Design Laboratories and Sensor Control Corporation(5)..............................................................

      10.05         Stock purchase agreement dated January 14, 1991 between G.C. Industries Inc. and Sensor
                    Control Corporation(6).........................................................................

      10.06         Asset purchase agreement dated June 21, 1991 by and between Electronic Safety Products Inc.
                    and Sensor Control Corporation(7)..............................................................

      10.07         Stock purchase agreement dated December 31, 1992 by and between Invivo Research Inc. and
                    SafetyTek Corporation(8).......................................................................

      10.08         Real Estate Unconditional Guaranty dated January 21, 1993 by and between First Union
                    National Bank of Florida and SafetyTek Corporation(8)..........................................

      10.09         First Amendment to Stock Purchase Agreement dated July 1, 1993 and related Stock Pledge
                    Agreement dated July 1, 1993 by and between Invivo Research Inc. and SafetyTek
                    Corporation(10)................................................................................

      10.10         Lease between Lincoln-Whitehall Realty LLC and SafetyTek Corporation for the 5696 Stewart
                    Ave. Fremont, CA facility(11)..................................................................

      10.11         Construction Loan Agreement between Invivo Research and First Union Bank dated July 31,
                    1996(12).......................................................................................

      10.12         Credit Agreement between Wells Fargo Bank and Invivo Corp. dated October 6, 1998(13)...........

      10.13         First Amendment to Credit Agreement between Invivo Corp. and Wells Fargo Bank dated November
                    1, 1998(13)....................................................................................

      10.14         Stock Option Agreement with Walden Management Corporation Pension Fund for the Benefit of
                    George S. Sarlo(1).............................................................................

      11.01         Statement regarding computation of per share earnings**........................................        45

      21.01         Subsidiaries of Registrant**                                                                           46

      23.01         Consent of KPMG LLP**..........................................................................        47

      27.01         Financial Data Schedule**......................................................................        48

----------
**   Filed herewith

(1) Incorporated by reference to corresponding Exhibit included with Registrant's Registration Statement on Form S-2 filed on March 9, 1999. (File No. 333-72071)

(2) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 28, 1990. (File No. 0-15963)

(3) Incorporated by reference to corresponding Exhibit included with Registrant's Form 8-K filed January 28, 1991. (File No. 0-15963)

(4) Incorporated by reference to corresponding Exhibit included with Registrant's Form S-8 filed January 27, 1995. (File No. 33-88798)

(5) Incorporated by reference to corresponding Exhibit included with Registrant's Registration Statement on Form S-1 filed on December 23, 1991. (File No. 33-44623)

(6) Incorporated by reference to corresponding Exhibit included with Registrant's Amended Registration Statement on Form S-1 filed on February 5, 1992. (File No. 33-44623)

(7) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed March 13, 1992. (File No. 0-15963)

(8) Incorporated by reference to corresponding Exhibit included with Registrant's Form 8-K filed January 14, 1993. (File No. 0-15963)

(9) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 24, 1993. (File No. 0-15963)

(10) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed November 1, 1993. (File No. 0-15963)

(11) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed May 15, 1996. (File No. 0-15963)

(12) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 27, 1996. (File No. 0-15963)

(13) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed November 12, 1998. (File No. 0-15963)

(B)  FINANCIAL STATEMENT SCHEDULES

                       Invivo Corporation and Subsidiaries

                                   Schedule II

                        Valuation and Qualifying Accounts
                    Years ended June 30, 1999, 1998 and 1997

                                                    Additions
                                    Balance at      Charged to                          Balance
                                    Beginning        Costs and                           at end
                                    of Year          Expenses       Deductions(1)       of Year
                                    ----------      ----------      -------------       -------
Allowance for doubtful
  accounts
                  Fiscal 1999       288,300           23,400           31,100           280,600

                  Fiscal 1998       371,000           17,100           99,800           288,300

                  Fiscal 1997       231,000          148,600            8,600           371,000

     (1)  Deductions as a result of write-offs


(C)  REPORTS ON FORM 8-K

     The Company was not required to file any reports on Form 8-K for the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Invivo Corporation



                                       /S/ JOHN F. GLENN
                                       -----------------------------------------
                                       John F. Glenn
                                       Vice President-Finance/
                                       Chief Financial Officer

September 24, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ ERNEST C. GOGGIO
-------------------------------
Ernest C. Goggio                    Chairman of the Board              September 24, 1999


/S/ JAMES B. HAWKINS
-------------------------------
James B. Hawkins                    President, Chief                   September 24, 1999
                                    Executive Officer, Director
                                    (principal executive
                                    officer)


/S/ JOHN F. GLENN
-------------------------------
John F. Glenn                       Chief Financial Officer            September 24, 1999
                                    (principal financial
                                    and accounting officer)


/S/ LAUREEN DEBUONO
-------------------------------
Laureen DeBuono                     Director                           September 24, 1999


/S/ GEORGE S. SARLO
-------------------------------
George S. Sarlo                     Director                           September 24, 1999

/S/ ROGER SUSI
-------------------------------
Roger Susi                          Director                           September 24, 1999