Form 10-Q
period 1999-09-30
INVIVO CORP
filed 1999-11-15
CIK 806168

==============================================================================



                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, at September 30, 1999 was 4,280,949 shares.


==============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INVIVO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,
                                                                    1999             JUNE 30,
                                                                 (UNAUDITED)          1999
                                                               ------------         ----------
                                    ASSETS
Current assets:

   Cash and cash equivalents                                   $    527,000            207,800
   Short term investments                                         7,069,200          8,219,100
   Trade receivables, net                                        13,190,500         12,173,800
   Inventories                                                    8,644,000          8,177,200
   Deferred income taxes                                          1,289,000          1,289,000
   Prepaid expenses and other current assets                        714,100            577,800
                                                               ------------         ----------

        Total current assets                                     31,433,800         30,644,700

Property and equipment, net                                       5,767,400          5,026,200
Intangible assets                                                 8,634,600          8,700,300
Other assets                                                        281,600            269,800
                                                               ------------         ----------

                                                               $ 46,117,400         44,641,000
                                                               ============         ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $  3,193,000          2,914,800
   Accrued expenses                                               3,215,300          3,574,300
   Current portion of long-term debt and
     bank borrowings                                                140,200            140,200
   Income taxes payable                                           1,490,700          1,066,500
                                                               ------------         ----------

        Total current liabilities                                 8,039,200          7,695,800

Long-term debt, excluding current portion                         1,500,700          1,526,700
Deferred income taxes                                               200,000            200,000
Other liabilities                                                    52,000             52,000
                                                               ------------         ----------

        Total liabilities                                         9,791,900          9,474,500
                                                               ------------         ----------

Stockholders' equity:
  Common stock                                                       42,800             42,800
  Additional paid-in capital                                     26,080,100         26,076,600
  Retained earnings                                              10,233,100          9,074,900
  Accumulated other comprehensive loss                              (30,500)           (27,800)
                                                               ------------         ----------

        Total stockholders' equity                               36,325,500         35,166,500
                                                               ------------         ----------

Commitments and contingencies

                                                               $ 46,117,400         44,641,000
                                                               ============         ==========

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                       -------------------------------
                                           1999               1998
                                       ------------       ------------
Sales                                  $ 12,863,800         11,500,600
Cost of goods sold                        6,405,400          5,736,000
                                       ------------       ------------

   Gross profit                           6,458,400          5,764,600

Operating expenses:
  Selling, general
    and administrative                    4,012,400          3,845,200
  Research and experimental                 772,500            690,900
                                       ------------       ------------

   Total operating expenses               4,784,900          4,536,100
                                       ------------       ------------

   Income from operations                 1,673,500          1,228,500

Other income (expense):
  Interest income                           109,800                 --
  Interest expense                          (31,300)           (82,700)
  Other, net                                  2,900              4,600
                                       ------------       ------------

   Income before income taxes             1,754,900          1,150,400

Income tax expense                          596,700            391,100
                                       ------------       ------------

   Net income                          $  1,158,200            759,300
                                       ============       ============

Basic net income per common share      $        .27                .23
                                       ============       ============

Weighted average common
 shares outstanding (basic)               4,280,680          3,269,947
                                       ============       ============

Diluted net income per common
 Share                                 $        .26                .22
                                       ============       ============

Weighted average common
 shares outstanding (diluted)             4,523,255          3,516,389
                                       ============       ============

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                          1999             1998
                                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $ 1,158,200           759,300
  Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                       311,500           222,500
      Loss on sale of property and equipment                                                   --                --
      Change in operating assets and liabilities:
          Trade receivables                                                            (1,016,700)         (363,800)
          Inventories                                                                    (466,800)         (333,300)
          Prepaid expenses and other current assets                                      (136,300)         (263,400)
          Accrued expenses                                                               (359,000)           44,000
          Accounts payable                                                                278,200           (86,600)
          Income taxes payable                                                            424,200             4,700
                                                                                      -----------       -----------

   Net cash provided by (used in) operating activities                                    193,300           (16,600)
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short term investments                                                    1,147,200                --
  Capital expenditures                                                                   (986,900)         (356,200)
  Intangible assets                                                                            --          (116,300)
  Other assets                                                                            (11,800)            8,200
                                                                                      -----------       -----------

   Net cash provided by (used in) investing activities                                    148,500          (464,300)
                                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                                3,500            12,600
  Bank borrowings (repayments), net                                                            --           249,100
  Principal payments under long-term debt and other liabilities                           (26,100)          (26,000)
                                                                                      -----------       -----------

   Net cash (used in) provided by financing activities                                    (22,600)          235,700
                                                                                      -----------       -----------

Net increase (decrease) in cash and cash equivalents                                      319,200          (245,200)
Cash and cash equivalents at beginning of period                                          207,800           554,100
                                                                                      -----------       -----------

Cash and cash equivalents at end of period                                            $   527,000           308,900
                                                                                      ===========       ===========


Supplemental  disclosures of cash flow information:
  Cash paid during the period for:

     Income taxes                                                                     $   252,000          373,300
                                                                                      ===========       ===========

     Interest                                                                         $    31,300            85,500
                                                                                      ===========       ===========




See accompanying notes to consolidated financial statements.

                               INVIVO CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

    The consolidated balance sheet as of September 30, 1999 and the related consolidated statements of income for the three month periods ended September 30, 1999 and 1998; and the consolidated statements of cash flows for the three month periods ended September 30, 1999 and 1998 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

2.   SEGMENT INFORMATION

     The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

     The Company's chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by information by business segment. The Company operates in two business segments: (i) patient safety monitoring, which designs, manufactures, and markets monitoring systems that measure and display vital signs of patients in medical settings; and (ii) safety and industrial instrumentation, which is engaged in the design, manufacture, and marketing of sensor-based instruments for safety and industrial process control applications. These segments are managed separately because of different customers and products which require different business strategies. The Company evaluates the operating performance of its segments based on net sales and income from operations.

     Summarized financial information concerning the Company's business segments is shown in the following table. The "Corporate" column includes general and administrative and corporate-related expenses not allocated to reportable segments (in thousands).

                                                                      SAFETY AND
                                              PATIENT SAFETY          INDUSTRIAL
                                                MONITORING          INSTRUMENTATION       CORPORATE     TOTAL
                                              --------------        ---------------       ---------     -----
For the three months ended  September  30,
1999
    Net sales...........................          $ 7,954                4,910                 --      12,864
    Income from operations..............            1,232                  864               (422)      1,674
    Depreciation and amortization.......              219                   84                  9         312
    Total assets........................           26,534               10,064              9,519      46,117

                                                                      SAFETY AND
                                              PATIENT SAFETY          INDUSTRIAL
                                                MONITORING          INSTRUMENTATION       CORPORATE     TOTAL
                                              --------------        ---------------       ---------     ------
For the three months ended  September  30,
1998
    Net sales...........................          $ 7,111                4,390                 --      11,501
    Income from operations..............              950                  703               (424)      1,229
    Depreciation and amortization.......              151                   69                  2         222
    Total assets........................           21,076                8,123              1,837      31,036


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

Sales

     Sales for the first quarter ended September 31, 1999 were $12,863,800, an increase of 11.9% over sales of $11,500,600 for the comparable period of fiscal 1999. The sales increase was primarily due to sales growth at the Company's patient safety monitoring business. Continued strong demand for the Company's next generation MRI vital signs monitor was largely responsible for the sales increase. Sales were also positively affected by increased sales of the Company's gas detection and oxygen monitoring product lines.

Gross Profit

     The gross profit margin remained stable at 50.2% for the three months ended September 30, 1999 as compared to 50.1% for the year earlier period.

Operating Expenses

     Selling, general and administrative expenses for the three months ended September 30, 1999 increased 4.3% or $167,200 over the previous fiscal period. Selling, general and administrative expenses were 31.2% of sales for the first quarter of fiscal 2000 compared with 33.4% for the comparable period in fiscal 1999. The increase in these expenditures in aggregate was largely due to increased administrative expenses in support of the higher sales volume at the patient safety monitoring business. The decrease in these expenditures as a percentage of sales was due to increased efficiency on behalf of the direct sales force at the patient safety monitoring business. The Company expects that selling, general and administrative expenses could increase in the future as the Company seeks to augment the direct sales force.

     Research and experimental expenses remained at 6.0% of sales for the three-month period ended September 30, 1999. A substantial amount of the aggregate research and experimental expenses are on behalf of the patient safety monitoring business as the Company continued to develop additional features to its Millennia vital signs monitor for specialized market areas.

Other Income and Expense

     Interest income was $109,800 for the first quarter of fiscal 2000. Interest expense decreased to $31,300 in the first quarter of fiscal 2000 compared with $82,700 for the comparable period in fiscal 1999. These changes were the result of the investment of, and the payoff of the outstanding balances on the Company's revolving bank line of credit and term loan with, the proceeds from the secondary stock offering in March, 1999.

Provision for Income Taxes

     The effective tax rate for the first quarter of fiscal 2000 remained at 34%. The effective rate differs from the statutory rate due principally to the benefit of a foreign sales corporation and other credits.

LIQUIDITY AND CAPITAL RESOURCES

     On March 15, 1999, the Company completed the sale of 900,000 additional shares of common stock at a price of $14.75 per share. The Company netted approximately $12,100,000 prior to the repayment of its outstanding bank borrowings of approximately $2,500,000. Working capital at September 30, 1999 increased to $23,394,600 from $22,948,900 at June 30, 1999. Net cash provided by operating activities was $193,300 for the three months ended September 30, 1999 compared with $16,600 used in operations for the three months ended September 30, 1998. This increase was largely the result of the increase in net income offset by changes in operating assets and liabilities, particularly inventories, accounts receivable, and accrued expenses.

     Capital expenditures were $986,900 for the first three months of fiscal 2000 compared to $356,200 for the prior year period. The increase was primarily the result of the purchase of new manufacturing equipment for the Company's oxygen monitoring product line.

     The Company's bank line of credit of $7,500,000 expires on December 1, 1999. The Company fully expects to renew the line of credit. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At September 30, 1999, $7,500,000 was available under the line of credit.

     The Company believes that its cash flow from operations and proceeds from its secondary stock offering will be adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2000. The Company will continue to explore opportunities for the possible acquisitions of technologies or businesses, which may require the Company to seek additional financing.

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

COSTS

Through September 30, 1999, the Company incurred approximately $350,000 of costs associated with its new information systems, of which approximately $325,000 has been capitalized. Of this, approximately $225,000 has been spent on replacing old hardware, and approximately $100,000 has been spent on replacing old software. Because the Company would have replaced these systems even without the year 2000 problem, its year 2000 expenditures have not deferred other projects that the Company otherwise would have undertaken.

RISKS

The Company expects to make the changes required to address the year 2000 problems for the software and embedded chips in its offices and manufacturing facilities and in the products it makes. The Company presently believes that with the new software and hardware it purchased and with any required modifications to its office and other systems which it assessment shows to be needed, the year 2000 issues is not reasonably likely to pose significant problems with respect to the Company's operations or products. However, if unforeseen difficulties arise, such modifications, conversions and replacements are not completed on time, or if or customers's or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is that of currency risk. During the three months ended September 30, 1999, 16% of the Company's total sales came from non-United States domiciled customers. The Company requires payment in United States (U.S.) currency. If these customers currency devalues against the U.S. dollar, the customers could potentially encounter difficulty in making the U.S. dollar denominated payments.

                           PART II - OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS:

           Not Applicable.

ITEM 2:    CHANGES IN SECURITIES:

           Not Applicable.


ITEM 3:    DEFAULTS UPON SENIOR SECURITIES:

           Not Applicable.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

           Not Applicable.

ITEM 5:    OTHER INFORMATION:

           Not Applicable.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a)

                  Exhibit No.               Description of Exhibit                                   Page
                  -----------               ----------------------                                   ----
                  Exhibit 11.1              Statement of Computation of Net Income Per Share         p. 12
                  Exhibit 27.0              Financial Data Schedule                                  p. 13


           (b) Reports on Form 8-K:

                  None.

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INVIVO CORPORATION



Date:  November 15, 1999               By: /s/ JOHN F. GLENN
                                           -------------------------------
                                            Vice President-Finance
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit No.               Description of Exhibit                                   Page
   -----------               ----------------------                                   ----
   Exhibit 11.1              Statement on Computation of Net Income Per Share         p. 12
   Exhibit 27.0              Financial Data Schedule                                  p. 13
