Form 10-Q
period 1999-12-31
INVIVO CORP
filed 2000-02-14
CIK 806168

================================================================================



                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                 ---------------

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, at December 31, 1999 was 4,362,999 shares.



================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       INVIVO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                   DECEMBER 31,
                                                       1999           JUNE 30,
                                                   (UNAUDITED)          1999
                                                   -----------      -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                       $   338,600      $   207,800
   Short term investments                            6,597,800        8,219,100
   Trade receivables, net                           14,636,900       12,173,800
   Inventories                                       9,170,200        8,177,200
   Deferred income taxes                             1,289,000        1,289,000
   Prepaid expenses and other current assets           743,700          577,800
                                                   -----------      -----------

        Total current assets                        32,776,200       30,644,700

Property and equipment, net                          5,801,200        5,026,200
Intangible assets                                    8,559,600        8,700,300
Other assets                                           281,700          269,800
                                                   -----------      -----------
                                                   $47,418,700      $44,641,000
                                                   ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $ 3,607,700      $ 2,914,800
   Accrued expenses                                  2,559,400        3,574,300
   Current portion of long-term debt and
     bank borrowings                                   234,000          140,200
   Income taxes payable                              1,369,600        1,066,500
                                                   -----------      -----------

        Total current liabilities                    7,770,700        7,695,800

Long-term debt, excluding current portion            1,449,500        1,526,700
Deferred income taxes                                  200,000          200,000
Other liabilities                                       52,000           52,000
                                                   -----------      -----------

        Total liabilities                            9,472,200        9,474,500
                                                   -----------      -----------

Stockholders' equity:
  Common stock                                          43,600           42,800
  Additional paid-in capital                        26,255,500       26,076,600
  Retained earnings                                 11,444,500        9,074,000
  Accumulated other comprehensive Income (loss)        202,900          (27,800)
                                                   -----------      -----------

        Total stockholders' equity                  37,946,500       35,166,500
                                                   -----------      -----------
Commitments and contingencies                      $47,418,700      $44,641,000
                                                   ===========       ==========

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                              DECEMBER 31,                   DECEMBER 31,
                                     ----------------------------     ---------------------------
                                         1999             1998            1999            1998
                                     ------------     -----------     -----------     -----------
Sales                                $ 13,027,700     $11,910,300     $25,891,500     $23,410,800
Cost of goods sold                      6,851,200       5,929,400      13,256,600      11,665,300
                                     ------------     -----------     -----------     -----------
   Gross profit                         6,176,500       5,980,900      12,634,900      11,745,500

Operating expenses:
  Selling, general
    and administrative                  3,763,700       3,862,000       7,775,100       7,707,200
  Research and experimental               638,700         722,200       1,412,200       1,413,100
                                     ------------     -----------     -----------     -----------
   Total operating expenses             4,402,400       4,584,200       9,187,300       9,120,300
                                     ------------     -----------     -----------     -----------
   Income from operations               1,774,100       1,396,700       3,447,600       2,625,200

Other income (expense):
  Interest income                          95,900              --         205,700              --
  Interest expense                        (33,300)        (77,300)        (64,600)       (159,900)
  Other, net                               (1,200)         (5,900)          1,700          (1,300)
                                     ------------     -----------     -----------     -----------
   Income before income taxes           1,835,500       1,313,500       3,590,400       2,464,000
Income tax expense                        624,200         420,300       1,220,900         811,500
                                     ------------     -----------     -----------     -----------
   Net income                        $  1,211,300     $   893,200     $ 2,369,500     $ 1,652,500
                                     ============     ===========     ===========     ===========
Basic net income per common share    $        .28     $       .27     $       .55     $       .50
                                     ============     ===========     ===========     ===========
Weighted average common
 Shares outstanding (basic)             4,309,084       3,277,386       4,294,882       3,273,667
                                     ============     ===========     ===========     ===========

Diluted net income per common
 Share                               $        .27     $       .25     $       .53     $       .47
                                     ============     ===========     ===========     ===========
Weighted average common
 Shares outstanding (diluted)           4,500,029       3,586,518       4,511,343       3,551,454
                                     ============     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998



                                                                         1999             1998
                                                                     -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 2,369,500        1,652,500
  Adjustments to reconcile net income to
    cash (used in) provided by operating activities:
      Depreciation and amortization                                      647,100          437,000
      Loss on sale of property and equipment                                  --            9,200
      Change in operating assets and liabilities:
          Trade receivables                                           (2,463,100)        (306,800)
          Inventories                                                   (993,000)        (212,900)
          Prepaid expenses and other current assets                     (165,900)         (19,000)
          Accrued expenses                                            (1,014,900)         240,900
          Accounts payable                                               692,900         (785,200)
          Income taxes payable                                           303,100         (235,000)
                                                                     -----------       ----------
   Net cash provided by (used in)operating activities                   (624,300)         780,700
                                                                     -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments                                       1,852,000               --
  Capital expenditures                                                (1,281,300)        (777,300)
  Intangible assets                                                           --         (232,600)
  Other assets                                                           (11,900)          16,400
                                                                     -----------       ----------
   Net cash provided by (used in) investing activities                   558,800         (993,500)
                                                                     -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                             179,700          108,200
  Bank borrowings                                                         41,500          209,000
  Principal payments under long-term debt and other liabilities          (24,900)         (52,000)
                                                                     -----------       ----------
   Net cash provided by financing activities                             196,300          265,200
                                                                     -----------       ----------

Net increase in cash and cash equivalents                                130,800           52,400
Cash and cash equivalents at beginning of period                         207,800          554,100
                                                                     -----------       ----------
Cash and cash equivalents at end of period                           $   338,600          606,500
                                                                     ===========       ==========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

     Income taxes                                                    $ 1,035,700        1,033,300
                                                                     ===========       ==========

     Interest                                                        $    64,600          157,000
                                                                     ===========       ==========

See accompanying notes to consolidated financial statements.

                               INVIVO CORPORATION
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income for the three and six month periods ended December 31, 1999 and 1998; and the consolidated statements of cash flows for the six month periods ended December 31, 1999 and 1998 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

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


                                                                    SAFETY AND
                                                   PATIENT SAFETY   INDUSTRIAL
                                                     MONITORING   INSTRUMENTATION    CORPORATE          TOTAL
                                                   -------------- ---------------    ---------          ------
For the three months ended December 31, 1999
    Net sales ....................................    $ 8,097           4,931              --           13,028
    Income from operations .......................      1,241             802            (269)           1,774
    Depreciation and amortization ................        173              75              13              261

For the three months ended December 31, 1998
    Net sales ....................................    $ 7,451           4,459              --           11,910
    Income from operations .......................      1,019             666            (288)           1,397
    Depreciation and amortization ................         96              74               2              172

For the six months ended December 31, 1999
    Net sales ....................................    $16,051           9,840              --           25,891
    Income from operations .......................      2,473           1,665            (690)           3,448
    Depreciation and amortization ................        336             148              22              506
    Total assets .................................     28,110          10,542           8,767           47,419

For the six months ended December 31, 1998
    Net sales ....................................    $14,562           8,849              --           23,411
    Income from operations .......................      1,970           1,366            (711)           2,625
    Depreciation and amortization ................        211             136               5              352
    Total assets .................................     20,434           8,609           2,058           31,101

3.   DEBT AND BANK BORROWINGS

     The Company's bank line of credit of $7,500,000 was renewed on December 1, 1999 to December 1, 2000. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At December 31, 1999, $7,406,200 was available under the line of credit.

4.   COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

                                Three Months Ended             Six Months Ended
                            31-Dec. 99    31-Dec. 98     31-Dec. 99        31-Dec. 98
Net Income                  1,211,300       893,200       2,369,500        1,652,500

Charge in unrealized
gain (loss) on ST Inv.        232,500             -         230,700                -
                            ---------       -------       ---------        ---------
Comprehensive income        1,443,800       893,200       2,800,200
                            =========       =======       =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1999 AND 1998

Sales

   Sales for the second quarter ended December 31, 1999 were $13,027,700, an increase of 9.4% over sales of $11,910,300 for the same period in fiscal 1999. Sales for the six months ended December 31, 1999 increased 10.6% to $25,891,500 compared with $23,410,800 for the same period last year. The sales increase for the three and six month periods was primarily due to sales growth at the Company's patient safety monitoring business and oxygen monitoring business. Sales of the "Millennia" portable vital signs monitor and MRI vital signs monitor contributed to the sales increase. Sales for the three and six month periods ended December 31, 1999 were also positively affected by increased sales at the Company's gas detection businesses.

Gross Profit

   The gross profit margin decreased for the three and six month periods ended December 31, 1999 to 47.4% and 48.8% from 50.2% and 50.1%, respectively, from the previous fiscal periods. The decrease was attributable to price discounting at the patient safety monitoring business due to competitive pricing pressures. In addition, costs associated with retrofitting previously sold monitors for year 2000 compliance were higher than expected. The increase in sales at the oxygen monitoring business also contributed to the gross margin decrease as that business has inherently lower gross margins than the Company's other businesses.

Operating Expenses

   Selling, general and administrative expenses for the three month period ended December 31, 1999 decreased 2.6% or $98,300 compared to the second quarter of fiscal 1999, but increased $68,900 for the six months ended December 31, 1999 compared to the same period in fiscal 1999. Selling, general and administrative expenses were 28.9% and 30.0% of sales for the three and six month periods ended December 31, 1999 compared with 32.4% and 32.9%, respectively, for the same periods in fiscal 1999. The decrease in these expenditures in aggregate and as a percentage of sales for the three months ended December 31, 1999 was due to lower administrative expenses primarily at the Company's patient safety monitoring and industrial instrumentation businesses. The aggregate increase in selling, general and administrative expenses for the six months ended December 31, 1999 was due to higher selling and administrative expenses on the higher sales volume at the patient safety monitoring business.

   Research and experimental expenses were 4.9% and 5.5% of sales for the three and six month periods ended December 31, 1999 compared to 6.1% and 6.0% for the same periods in fiscal 1999. The decrease was attributable to a decline in the amount of research and experimental expenses on behalf of the patient safety monitoring business as a portion of the expenditures related to equipment for the production of the Company's proprietary anesthetic agent module for the "Millennia" was capitalized in the second quarter of fiscal 2000. The Company plans to continue its efforts in developing new products and enhancing its existing ones and expects future aggregate research and experimental expenditures will be more consistent with historic levels.

Other Income and Expense

   Interest income was $95,900 for the second quarter of fiscal 2000. Interest expense decreased to $33,300 in the second quarter of fiscal 2000 compared with $77,300 for the comparable period in fiscal 1999. These changes were the result of the investment of, and the payoff of the outstanding balances on the Company's revolving bank line of credit and term loan with, the proceeds from its secondary stock offering in March, 1999.

Provision for Income Taxes

   The effective tax rate for the second quarter of fiscal 2000 remained at 34%. The effective rate differs from the statutory rate due principally to the benefit of a foreign sales corporation and other credits.

LIQUIDITY AND CAPITAL RESOURCES

   On March 15, 1999, the Company completed the sale of 900,000 additional shares of common stock at a price of $14.75 per share. The Company netted approximately $12,100,000 prior to the repayment of its outstanding bank borrowings of approximately $2,500,000. Working capital at December 31, 1999 increased to $25,005,500 from $22,948,900 at June 30, 1999. Net cash used in operating activities was $624,300 for the six months ended December 31, 1999 compared with $780,700 provided by operations for the six months ended December 31, 1998. This decrease was largely the result of changes in operating assets and liabilities, particularly inventories, accounts receivable, and accrued expenses.

   Capital expenditures were $1,281,300 for the first six months of fiscal 2000 compared to $777,300 for the prior year period. The increase was primarily the result of the purchase of new manufacturing equipment for the Company's patient safety monitoring business and oxygen monitoring business.

   The Company's bank line of credit of $7,500,000 was renewed on December 1, 1999 to December 1, 2000. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At December 31, 1999, $7,406,200 was available under the line of credit.

   The Company believes that its cash flow from operations and proceeds from its recent secondary stock offering will be adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2000. The Company will continue to explore opportunities for the possible acquisitions of technologies or businesses, which may require the Company to seek additional financing.


RECENT ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for fiscal quarters and fiscal years beginning after June 15, 2000. As the Company does not currently have any derivative instruments for hedging activities, the Company believes that SFAS No. 133 will have no impact on its consolidated financial statements.

YEAR 2000

     The Company made the transition to the calendar year 2000 without interruptions. The Company had contracted with outside information consulting companies both to install new hardware and to replace its current mission-critical software systems with year 2000 compliant software. All information system upgrades and conversions were completed prior to December 31, 1999 and are fully operational. Through December 31, 1999, the Company incurred approximately $350,000 of costs associated with its new information systems, of which approximately $325,000 has been capitalized.

     The Company believes that its currently marketed products are year 2000 compliant. Some of its products were not affected because they do not contain a date field in the software. On some previously sold products which were not year 2000 compliant, the Company made an upgrade available to its customers to ensure year 2000 compliance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is that of currency risk.
During the six months ended December 31, 1999, 21% of the Company's total sales came from non-United States domiciled customers. The Company requires payment in United States (U.S.) currency. If these customers currency devalues against the U.S. dollar, the customers could potentially encounter difficulty in making the U.S. dollar denominated payments. Currently, the Company is not engaged in any financial transactions for hedging or trading purposes.

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

   On August 18, 1999, the Nevada District Court granted the Company's Motion to Dismiss for Failure to Prosecute. The Order granted dismissal of the SNSC and Surgex contribution claims, without prejudice, based upon Nevada law which provides that an action must be brought to trial within five years of the date of the filing of the original action. The dismissal is being appealed.

   In April of 1997, the plaintiff's insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to U.S. District Court. The action by CNA was dismissed by the District Court on January 19, 2000. This decision remains subject to appeal.

   Any judgment against the Company that exceeds the amount that its insurer is required to pay could have a material adverse effect on its business and results of operations.

ITEM 2:  CHANGES IN SECURITIES:

Not Applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

At the Annual Meeting of Stockholders of the Company held on December 9, 1999 the Stockholders:

         1. Elected all of the nominees for Director for the ensuing year as follows:

              NAME                  FOR            AGAINST    ABSTAIN
              ----                  ---            -------    -------
         Ernest Goggio           3,502,143            0       100,710
         James Hawkins           3,502,143            0       100,710
         George Sarlo            3,502,143            0       100,710
         Laureen DeBuono         3,502,143            0       100,710
         Roger Susi              3,502,143            0       100,710

         2. Amended the 1994 Stock Option Plan to increase by 200,000 the number of shares covered by the Plan. The number of shares voted in favor was 3,251,395; number of shares voting against was 324,110; and abstentions were 27,618.

         3. Ratified the selection of KPMG LLP as independent auditors for the Company. The number of shares voted in favor of the ratification was 3,580,773.

ITEM 5:  OTHER INFORMATION:

         Not Applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)

               Exhibit No.          Description of Exhibit                                 Page
               -----------          ----------------------                                 ----
               Exhibit 10.15        Second Amendment to credit Agreement between
                                    Wells Fargo Band and Invivo Corporation dated
                                    December 1, 1999.                                      p. 12
               Exhibit 11.1         Statement of Computation of Net Income Per Share       p. 13
               Exhibit 27.0         Financial Data Schedule                                p. 14

         (b)   Reports on Form 8-K:

               None.

                                   SIGNATURES


   In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            INVIVO CORPORATION



Date:  February 14, 2000                    By: /s/ JOHN F. GLENN
                                                -------------------------------
                                                Vice President-Finance
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)