Form 10-Q
period 2000-03-31
INVIVO CORP
filed 2000-05-12
CIK 806168

================================================================================

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                      -----------------  -------------------

                         COMMISSION FILE NUMBER 0-15963



                               INVIVO CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        77-0115161
  (State or other jurisdiction                 (IRS Employer Identification No.)
        Of incorporation)

            4900 HOPYARD RD. SUITE 210, PLEASANTON, CALIFORNIA 94588
      (Address of principal executive offices)                   (Zip Code)

                            TELEPHONE: (925) 468-7600
                         (Registrant's telephone number)

                                 ---------------

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, at March 31, 2000 was 4,362,999 shares.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INVIVO CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,         JUNE 30,
                                                                     2000             1999
                                                                  -----------      -----------
                             ASSETS
Current assets:

   Cash and cash equivalents                                      $   765,200          207,800
   Short-term investments                                           6,888,100        8,219,100
   Trade receivables, net                                          13,783,600       12,173,800
   Inventories                                                      9,565,400        8,177,200
   Deferred income taxes                                            1,289,000        1,289,000
   Prepaid expenses and other current assets                          910,100          577,800
                                                                  -----------      -----------
        Total current assets                                       33,201,400       30,644,700

Property and equipment, net                                         6,134,300        5,026,200
Intangible assets                                                   8,503,300        8,700,300
Other assets                                                          273,000          269,800
                                                                  -----------      -----------
                                                                  $48,112,000       44,641,000
                                                                  ===========       ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $ 2,923,800        2,914,800
   Accrued expenses                                                 2,881,700        3,574,300
   Current portion of long-term debt and
     bank borrowings                                                  140,200          140,200
   Income taxes payable                                             1,472,200        1,066,500
                                                                  -----------      -----------

        Total current liabilities                                   7,417,900        7,695,800

Long-term debt, excluding current portion                           1,410,900        1,526,700
Deferred income taxes                                                 200,000          200,000
Other liabilities                                                      52,000           52,000
                                                                  -----------      -----------
        Total liabilities                                           9,080,800        9,474,500
                                                                  -----------      -----------

Stockholders' equity:
  Common stock                                                         43,600           42,800
  Additional paid-in capital                                       26,255,500       26,076,600
  Retained earnings                                                12,607,000        9,074,000
  Accumulated other comprehensive income (loss)                       125,100          (27,800)
                                                                  -----------      -----------
        Total stockholders' equity                                 39,031,200       35,166,500
                                                                  -----------      -----------

Commitments and contingencies

                                                                  $48,112,000       44,641,000
                                                                  ===========      ===========

See accompanying notes to consolidated financial statements

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   MARCH 31,                            MARCH 31,
                                       -------------------------------       -------------------------------
                                           2000               1999               2000               1999
                                       ------------       ------------       ------------       ------------
Sales                                  $ 13,232,300       $ 12,382,400         39,123,800         35,793,200

Cost of goods sold                        6,854,000          6,170,500         20,110,600         17,835,800
                                       ------------       ------------       ------------       ------------


   Gross profit                           6,378,300          6,211,900         19,013,200         17,957,400

Operating expenses:
  Selling, general
    and administrative                    4,274,300          3,891,500         12,049,300         11,598,700
  Research and experimental                 800,800            783,100          2,213,000          2,196,200
                                       ------------       ------------       ------------       ------------

   Total operating expenses               5,075,100          4,674,600         14,262,300         13,794,900
                                       ------------       ------------       ------------       ------------

   Income from operations                 1,303,200          1,537,300          4,750,900          4,162,500

Other income (expense):
  Interest income                            77,200                 --            282,900                 --
  Interest expense                          (34,600)           (60,900)           (99,200)          (220,800)
  Other, net                                415,500            (18,400)           417,200            (19,800)
                                       ------------       ------------       ------------       ------------

   Income before income taxes             1,761,300          1,458,000          5,351,800          3,921,900

Income tax expense                          598,700            470,700          1,819,600          1,282,200
                                       ------------       ------------       ------------       ------------

   Net income                          $  1,162,600       $    987,300          3,532,200          2,639,700
                                       ============       ============       ============       ============

Basic net income per common share      $        .27       $        .29                .82                .79
                                       ============       ============       ============       ============

Weighted average common
 Shares outstanding (basic)               4,362,999          3,459,933          4,317,588          3,335,689
                                       ============       ============       ============       ============

Diluted net income per common
 Share                                 $        .26       $        .26                .78                .73
                                       ============       ============       ============       ============

Weighted average common
 Shares outstanding (diluted)             4,497,405          3,788,909          4,506,697          3,628,470
                                       ============       ============       ============       ============


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                         2000              1999
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 3,532,200         2,639,700
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                                      916,700           624,700
      Loss on sale of property and equipment                                  --            46,100
      Change in operating assets and liabilities:
          Trade receivables, net                                      (1,609,800)         (746,100)
          Inventories                                                 (1,388,200)         (299,200)
          Prepaid expenses and other current assets                     (332,300)         (118,100)
          Accrued expenses                                              (692,600)          286,100
          Accounts payable                                                 9,000          (423,100)
          Income taxes payable                                           405,700          (453,300)
                                                                     -----------       -----------

   Net cash provided by operating activities                             840,700         1,556,800
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of short-term investments                            1,483,900        (9,919,500)
  Capital expenditures                                                (1,827,900)         (808,300)
  Other assets                                                            (3,200)           24,600
                                                                     -----------       -----------

   Net cash used in investing activities                                (347,200)      (10,703,200)
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                             179,700        12,280,000
  Bank borrowings, net                                                   (78,400)       (2,982,800)
  Principal payments under long-term debt and other liabilities          (37,400)          (78,200)
                                                                     -----------       -----------

   Net cash provided by financing activities                              63,900         9,219,000
                                                                     -----------       -----------

Net increase in cash and cash equivalents                                557,400            72,600
Cash and cash equivalents at beginning of period                         207,800           554,100
                                                                     -----------       -----------

Cash and cash equivalents at end of period                           $   765,200           626,700
                                                                     ===========       ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:

     Income taxes                                                    $ 1,478,400         1,849,000
                                                                     ===========       ===========

     Interest                                                        $    99,200           220,800
                                                                     ===========       ===========


See accompanying notes to consolidated financial statements.

                               INVIVO CORPORATION
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The consolidated balance sheet as of March 31, 2000 and the related consolidated statements of income for the three and nine month periods ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the nine month periods ended March 31, 2000 and 1999 are unaudited. Comparative balance sheet information as of June 30, 1999 is derived from the audited financial statements. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations of Invivo Corporation and subsidiaries (the "Company") as of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes.

2.   SEGMENT INFORMATION

     The Company has adopted the provisions of Statement of Financial Accounting Standards SFAS No. 131 (SFAS 131), Disclosure About Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

     The Company's chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by information by business segment. The Company operates in two business segments: (i) patient safety monitoring, which designs, manufactures, and markets monitoring systems that measure and display vital signs of patients in medical settings; and (ii) safety and industrial instrumentation, which is engaged in the design, manufacture, and marketing of sensor-based instruments for safety and industrial process control applications. The safety and industrial instrumentation segment is composed of five individual businesses none of which meet the criterion of a segment under SFAS 131. These segments are managed separately because of different customers and products which require different business strategies. The Company evaluates the operating performance of its segments based on net sales and income from operations.

     Summarized financial information concerning the Company's business segments is shown in the following table. The "Corporate" column includes general and administrative and corporate-related expenses not allocated to reportable segments (in thousands).


                                                                                   SAFETY AND
                                                                PATIENT SAFETY     INDUSTRIAL
                                                                  MONITORING     INSTRUMENTATION     CORPORATE       TOTAL
                                                                --------------   ---------------     ---------       -----
For the three months ended March 31, 2000
    Net sales ..............................................        $ 8,350            4,882               --        13,232
    Income from operations .................................            972              764             (433)        1,303
    Depreciation and amortization ..........................            144              113               13           270


For the three months ended March 31, 1999
    Net sales ..............................................        $ 7,895            4,487               --        12,382
    Income from operations .................................          1,087              804             (354)        1,537
    Depreciation and amortization ..........................             94               91                2           187

For the nine months ended March 31, 2000
    Net sales ..............................................        $24,401           14,723               --        39,124
    Income from operations .................................          3,445            2,430           (1,124)        4,751
    Depreciation and amortization ..........................            591              290               36           917
    Total assets ...........................................         28,898            9,747            9,467        48,112

For the nine months ended March 31, 1999
    Net sales ..............................................        $22,457           13,336               --        35,793
    Income from operations .................................          3,056            2,172           (1,065)        4,163
    Depreciation and amortization ..........................            369              249                7           625
    Total assets ...........................................         23,968            8,592           12,255        44,815

3.   DEBT AND BANK BORROWINGS

     The Company's bank line of credit of $7,500,000 was renewed on December 1, 1999 to December 1, 2000. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At March 31, 2000, $7,500,000 was available under the line of credit.

4.   COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:


                                 Three Months Ended           Nine Months Ended
                             31-Mar. 00     31-Mar. 99    31-Mar. 00     31-Mar. 99
                             ----------     ----------    ----------     ----------
     Net Income              1,162,600         987,300     3,532,200      2,639,700

     Change in unrealized
     gain  (loss) on
     short-term investments    (77,800)             --       152,900             --
                             ---------         -------     ---------      ---------
     Comprehensive income    1,084,800         987,300     3,685,100      2,639,700
                             =========         =======     =========      =========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

Sales

   Sales for the third quarter ended March 31, 2000 were $13,232,300, an increase of 6.9% over sales of $12,382,400 for the same period in fiscal 1999. Sales for the nine months ended March 31, 2000 increased 9.3% to $39,123,800 compared with $35,793,200 for the same period last year. The sales increase for the three and nine month periods was primarily due to sales growth at the Company's patient safety monitoring business along with growth at the oxygen monitoring and gas detection businesses in the safety and industrial instrumentation segment. The "Millennia" portable vital signs monitor and MRI vital signs monitor were the primary contributors to the sales increase at the patient safety monitoring business.

Gross Profit

   The gross profit margin decreased for the three and nine month periods ended March 31, 2000 to 48.2% and 48.6% from 50.2% in the previous fiscal periods. The decrease was attributable to several factors which included heavy price discounting at the non-contact infrared industrial business due to difficult market conditions; higher manufacturing costs at the patient safety monitoring business which included the expansion of the service organization; and lower margins in the OEM patient safety monitoring business due to lower contracted prices on increased volume. The increase in sales at the oxygen monitoring business within the safety and industrial instrumentation segment also contributed to the gross margin decrease as that business has inherently lower gross margins than the Company's other businesses.

Operating Expenses

   Selling, general and administrative expenses for the three and nine month periods ended March 31, 2000 increased 9.8% or $382,800 and 3.9% or $450,600, respectively, as compared to the same periods in fiscal 1999. Selling, general and administrative expenses were 32.3% and 30.8% of sales for the three and nine month periods ended March 31, 2000 compared with 31.4% and 32.4%, respectively, for the same periods in fiscal 1999. The increase in these expenditures in aggregate for the three months and nine months ended March 31, 2000 was primarily due to higher administrative expenses at the Company's patient safety monitoring and gas detection businesses along with higher selling expenses on the higher sales volume at the patient safety monitoring business. The Company expects future selling, general and administrative expenses as a percentage of sales to be comparable to the third quarter of fiscal 2000.

   Research and experimental expenses were 6.1% and 5.7% of sales for the three and nine month periods ended March 31, 2000 compared to 6.3% and 6.1% for the same periods in fiscal 1999. The decrease was attributable to a decline in the amount of research and experimental expenses on behalf of the patient safety monitoring business as a portion of the expenditures related to equipment for the production of the Company's proprietary anesthetic agent module for the "Millennia" was capitalized in the second and third quarters of fiscal 2000.

Other Income and Expense

   Interest income was $77,200 for the third quarter of fiscal 2000. Interest expense decreased to $34,600 in the third quarter of fiscal 2000 compared with $60,900 for the comparable period in fiscal 1999. These changes were the result of the investment of, and the payoff of the outstanding balances on the Company's revolving bank line of credit and term loan with, the proceeds from its secondary stock offering in March, 1999. Other income for the three months ended March 31, 2000 included a $415,500 gain on the sale of short-term investments.

Provision for Income Taxes

   The effective tax rate for the third quarter of fiscal 2000 remained at 34%. The effective rate differs from the statutory rate due principally to the benefit of a foreign sales corporation and other credits.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital at March 31, 2000 increased to $25,783,500 from $22,948,900 at June 30, 1999. Net cash provided by operating activities was $840,700 for the nine months ended March 31, 2000 compared with $1,556,800 provided by operating activities for the nine months ended March 31, 1999. This decrease was largely the result of changes in operating assets and liabilities, particularly inventories, trade receivables, and accrued expenses.

   Capital expenditures were $1,827,900 for the first nine months of fiscal 2000 compared to $808,300 for the prior year period. The increase was primarily the result of the purchase of new manufacturing equipment for the Company's patient safety monitoring business and oxygen monitoring business.

   The Company's bank line of credit of $7,500,000 was renewed on December 1, 1999 to December 1, 2000. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At March 31, 2000, $7,500,000 was available under the line of credit.

   The Company believes that its cash resources and cash flow from operations are adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2001. The Company will continue to explore opportunities for the possible acquisitions of technologies or businesses, which may require the Company to seek additional financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure is that of currency risk. During the nine months ended March 31, 2000, 21.6% of the Company's total sales came from non-United States domiciled customers. The Company requires payment in United States (U.S.) currency. If these customers currency devalues against the U.S. dollar, the customers could potentially encounter difficulty in making the U.S. dollar denominated payments. Currently the Company is not engaged in any financial transactions for hedging or trading purposes.

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

   In April of 1997, the plaintiff's insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to U.S. District Court. The action by CNA was dismissed by the District Court on January 19, 2000. The dismissal is being appealed.

   Any judgment against the Company that exceeds the amount that its insurer is required to pay could have a material adverse effect on its business and results of operations.

ITEM 2:  CHANGES IN SECURITIES:

Not Applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

Not Applicable.

ITEM 5:  OTHER INFORMATION:

Not Applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


         (a)
               Exhibit No.          Description of Exhibit
               -----------          ----------------------
               Exhibit 3.1          Restated Certificate of Incorporation and Amendment To
                                    Restated Certificate of Incorporation

               Exhibit 11.1         Statement of Computation of Net Income Per Share

               Exhibit 27.0         Financial Data Schedule


          (b)      Reports on Form 8-K:

               None.

                                   SIGNATURES

   In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INVIVO CORPORATION



Date:  May 12, 2000                           By: /s/ JOHN F. GLENN
                                                  -----------------------------
                                                  Vice President-Finance
                                                  and Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                EXHIBIT INDEX
                                -------------


               Exhibit No.          Description of Exhibit
               -----------          ----------------------
               Exhibit 3.1          Restated Certificate of Incorporation and Amendment To
                                    Restated Certificate of Incorporation

               Exhibit 11.1         Statement of Computation of Net Income Per Share

               Exhibit 27.0         Financial Data Schedule


