Form 10-K
period 2000-06-30
INVIVO CORP
filed 2000-09-26
CIK 806168

                                   FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

        [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended JUNE 30, 2000

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of $11.25 September 11, 2000, the aggregate market value of registrant's voting Common Stock held by non-affiliates of the registrant was approximately $49,365,000.

There were 4,387,999 shares of the registrant's Common Stock, $.01 par value, outstanding on September 11, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year June 30, 2000 are incorporated by reference in Part III.

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

        The Company has established relationships with most of the world's largest MRI equipment manufacturers. It presently maintains distribution agreements or other OEM vendor relationships with Siemens A.G. Medical Engineering Group ("Siemens Medical"), Philips Medical Systems ("Philips Medical"), Hitachi Medical Corporation, and GE Medical Systems ("GE Medical"). GE Medical and Siemens Medical have approved the use of the Company's monitors for incorporation into their MRI equipment. The Company continues to work with MRI equipment manufacturers to develop additional customized features.

        In addition to the patient monitoring business, the Company offers a line of safety and industrial instrumentation products. The percentage of sales contributed by the Company's patient monitoring line of products was 57%, 62% and 62% for fiscal years 1998, 1999, and 2000, respectively.

        Financial information regarding operating segments for the three years ended June 30, 2000 is included in Note 14 "Segment Information," of the Notes to the Consolidated Financial Statements.

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

        The Company believes the MRI marketplace will continue to grow as new uses for MRI are developed. The Company believes that about 2,000 new MRI units were sold worldwide in 1999.

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

        The Company estimates the worldwide market for patient monitoring products that measure multiple vital signs, including MRI and general patient monitoring, was approximately $1.5 billion in 1999. This market consists of three segments identified by their environments. The first segment is the portable monitoring market that includes the emergency room, bedsides, and neo-natal care units of hospitals. The second segment is the inpatient and outpatient operating room market. The final segment includes intensive and critical care units in hospitals.

        The general patient monitoring market is mature and therefore highly competitive. The Company believes the two greatest factors contributing to product success are price and features.

SAFETY AND INDUSTRIAL INSTRUMENTATION

        The Company's safety and industrial instrumentation product line includes gas detection and monitoring devices that are offered in portable and fixed settings. OSHA and other regulatory agencies require the use of such devices in confined spaces where toxic gases or low levels of oxygen are suspected. The Company's safety and industrial instrumentation products also includes pressure and infrared sensor instrumentation that are frequently utilized in industrial settings. The Company expects the safety and industrial instrumentation segment to experience only modest growth in the foreseeable future.

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

        MILLENNIA. The Millennia portable patient monitor is a compact multi-parameter vital signs monitor, which weighs under 15 pounds. Ease-of-transport enables a hospital to maximize use of the monitors because they can easily be moved with a patient or between locations. The Millennia also features a large color display and user-friendly interface.

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

        The Company also developed a modified version of the Millennia for incorporation into GE Medical 's CT scanners for use in cardiology. This represents the first use of the Company's patient monitors in radiology applications outside the MRI environment.

        CENTURION. The Company's Centurion central station monitoring system networks Millennia patient monitors, allowing a single healthcare professional to monitor up to eight patients simultaneously. The main monitoring screen provides for rapid interpretation of vital signs information by a single health care professional.

        With the recent FDA approval of its arrhythmia detection enhancement for the Centurion, the Company is continuing to upgrade its total product offering.

        OTHER. Other monitors include:

        - a non-invasive blood pressure monitor that uses digital signal processing for fast and consistent measurements

        - an inexpensive multi-parameter vital signs monitor designed specifically for the international market

        -       a stand-alone unit to measure blood oxygen levels

        -       a monitor for blood pressure and blood oxygen levels

        - a portable, hand-held blood oxygen level monitor offering a low-cost, transportable monitoring unit

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

        The Company's flagship safety product, the MicroMax, is a hand-sized, microprocessor-based, portable, multi-gas detector. The MicroMax simultaneously detects up to four gases. In fiscal 2000, the Company introduced the MicroMax PRO, an enhanced version of the MicroMax with added features that include voice messaging and data logging software. The Company also offers the UniMax, a pocket-sized, microprocessor-based, portable, single-gas detector. UniMax is available with up to nine interchangeable plug-in sensors for various types of gases and allows for audible and visual alarm combinations.

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

        The infrared non-contact temperature measuring products are used in a wide variety of industrial instrumentation situations. These include the fabrication of semiconductors, the manufacturing of metals and glass, and miscellaneous automotive, plant maintenance, construction and food preparation applications. The Company's quickTemp is a hand-held, pocket-sized, infrared non-contact thermometer.

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

Medical Engineering Group, Philips Medical Systems, Hitachi Medical Corporation and GE Medical Systems for its MRI monitoring equipment. These relationships facilitate the sale of monitors with the MRI equipment manufactured by these companies.

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

        Foreign sales represented 22%, 23% and 23% of the Company's total sales in fiscal 2000, 1999 and 1998. The Company is actively trying to expand its international presence, especially in the patient monitoring business.

        The Company's backlog of unfilled purchase orders for all its products was approximately $10.1 million as of June 30, 2000, compared to approximately $7.3 million as of June 30, 1999 and approximately $6.7 million as of June 30, 1998. Within the next 12 months, the Company expects to ship all of its current backlog. Because of customer changes in delivery schedules and the possible cancellation of orders, backlog as of any particular date may not be representative of the Company's actual sales for any succeeding fiscal period. Historically, order cancellations have not been significant. The Company's businesses are not inherently seasonal, although for some of its businesses orders and shipments in the first and second fiscal quarters have been historically lower than the third and fourth quarters.

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

        The markets for the Company's non-medical products are, in general, characterized by a relatively limited number of competitors; however, these markets are highly competitive. The Company estimates there are generally five to ten competitors in each of these markets. The Company competes on price, product reliability, quality, technical features, performance and service in these markets.

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

RESEARCH AND EXPERIMENTAL

During fiscal years 2000, 1999, and 1998 the Company's research and experimental expenses were approximately $3.0 million, $3.0 million, and $2.5 million, respectively. The majority of these expenditures relate to the patient safety monitoring business.

EMPLOYEES

        As of June 30, 2000 the Company had 344 employees. The Company is not a party to any collective bargaining agreement and has not experienced a strike or work stoppage. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

        The following table sets forth information with respect to the real property owned or leased by the Company which it considers material to its business.


                                                          GENERAL CHARACTER                            OWNERSHIP OR DATE OF
LOCATION                                               AND USE OF THE PROPERTY                          EXPIRATION OF LEASE
--------                                               -----------------------                          -------------------
Pleasanton, California                3,200 square-foot headquarters facility                               April 2001

Fremont, California                   17,000 square-foot building used as the Company's                     March 2001
                                      manufacturing and distribution facility for its gas
                                      calibration and process control products

Orlando, Florida                      42,000 square-foot building used as the                                 Owned
                                      manufacturing, distribution and administrative
                                      facility for the Company's patient monitoring products

Cucamonga, California                 24,000 square-foot building used as the                             Month to Month
                                      manufacturing, distribution and administrative
                                      facility for the Company's oxygen monitoring products

Miramar, Florida                      14,000 square-foot building used as the                                May 2005
                                      manufacturing, distribution and administrative
                                      facility for the Company's gas detection and monitoring
                                      products


        The Company is currently evaluating several alternatives regarding the upcoming expirations of the leases at the Pleasanton and Fremont locations. These alternatives include the possible relocation of the businesses. The Company has negotiated a lease for a new facility in Cucamonga beginning in January 2001. The Company does not believe that the cost of relocation will be material. The Company also believes that the relocation will not interrupt its business.


ITEM 3. LEGAL PROCEEDINGS

        The Company's medical device subsidiary, Invivo Research, was one of two third-party defendants named in a lawsuit in June of 1994 by Southern Nevada Surgical Center and Surgex Southern Nevada, Inc. in Nevada State District Court. The underlying action in this matter stemmed from an incident involving a surgical patient undergoing a procedure at the Southern Nevada Surgical Center. The patient suffered a serious permanent brain injury. A lawsuit was filed on behalf of the patient against the surgical center and the anesthesiologist who monitored the patient. The defendants in that action made a substantial settlement to the patient. Southern Nevada Surgical Center ("SNSC") and Surgex were seeking indemnity and contribution of approximately $14 million from the manufacturer of the anesthetic gas machine and Invivo Research, which manufactured the vital signs monitor used in this procedure. SNSC and Surgex alleged that both the anesthetic gas machine and the vital signs monitor were defective. The Company believes that the vital signs monitor operated properly and was properly designed for its intended function.

        On August 18, 1999, the Nevada District Court granted the Company's Motion to Dismiss for Failure to Prosecute. The Order granted dismissal of the SNSC and Surgex contribution claims, without prejudice, based upon Nevada law that provides that an action must be brought to trial within five years of the date of the filing of the original action. The dismissal is being appealed.

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

        None.

ITEM 4(A). EXECUTIVE OFFICERS OF THE COMPANY

        Our executive officers and directors as of June 30, 2000, are listed below, together with brief accounts of their business experience and certain other information.

NAME                                                        AGE                        POSITION
----                                                        ---                        --------
James B. Hawkins........................................     44    President, Chief Executive Officer, Secretary and Director
John F. Glenn...........................................     39    Vice President, Finance and Chief Financial Officer
F. Larry Young..........................................     41    Vice President, Operations

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

                                                 HIGH       LOW
                                                 ----       ---
YEAR ENDED JUNE 30, 1999
  First Quarter...........................      14.75      9.25
  Second Quarter..........................      16.44     12
  Third Quarter...........................      18.50     13.50
  Fourth Quarter..........................      13.56     11.5
YEAR ENDED JUNE 30, 2000
  First Quarter...........................      14        11.5
  Second Quarter..........................      13.25     10
  Third Quarter...........................      13        10.56
  Fourth Quarter..........................      12.50      8

        As of June 30, 2000, the Company had 64 shareholders of record of our common stock, although there are a larger number of beneficial holders.

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

ITEM 6. SELECTED FINANCIAL DATA

        The operations data set forth below with respect to the fiscal years ended June 30, 2000, 1999 and 1998 and the balance sheet data at June 30, 2000 and 1999 are derived from, and are qualified by, reference to the Company's audited financial statements included elsewhere herein and should be read in conjunction with those financial statements and the notes thereto. The operations data set forth below with respect to the fiscal years ended June 30, 1997 and 1996 and the balance sheet data at June 30, 1998, 1997 and 1996 are derived from audited financial statements not included herein.


                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                -------------------------------------------------------------------
                                                                   FISCAL YEAR ENDED JUNE 30,
                                                -------------------------------------------------------------------
                                                 2000           1999           1998           1997           1996
                                                --------      --------       --------       --------       --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Sales ..................................      $ 52,750      $ 48,858       $ 40,651         35,904       $ 31,391
  Gross profit ...........................        25,745        24,490         19,695         17,285         15,580
  Operating expenses
    Selling, general and administrative ..        16,583        15,623         13,429         14,174          9,691
    Research and experimental ............         3,028         3,007          2,455          2,449          2,095
  Other income (expense) .................         1,088          (153)          (383)          (184)           (49)
  Income tax expense .....................         2,256         1,889          1,165            162          1,273
  Net income .............................      $  4,967      $  3,818       $  2,263       $    316       $  2,472
  Basic net income per common share ......      $   1.15      $   1.07       $    .69       $    .10       $    .77
  Weighted average common shares
    outstanding (basic) ..................         4,329         3,552          3,265          3,239          3,216
  Diluted net income per common share ....      $   1.10      $   1.00       $    .66       $    .09       $    .72
  Weighted average common shares
    outstanding (diluted) ................         4,497         3,831          3,427          3,445          3,456



                                                                JUNE 30,
                                      -----------------------------------------------------------
                                       2000         1999         1998         1997         1996
                                      -------      -------      -------      -------      -------
CONSOLIDATED BALANCE SHEET DATA:
  Working capital ..............      $26,730      $22,949      $ 9,364      $ 7,474      $ 7,940
  Total assets .................       49,476       44,641       30,195       26,612       22,204
  Long-term debt ...............        1,393        1,375        1,480        1,584          730
  Stockholders' equity .........       40,325       35,167       18,168       15,815       15,276

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

        SALES Sales for fiscal 2000 were $52,749,900, an increase of 8.0% over sales of $48,858,000 for fiscal 1999. This sales increase was primarily due to sales growth at the Company's patient safety monitoring business along with growth at the oxygen monitoring and gas detection businesses in the safety and industrial instrumentation segment. These increases offset a decrease in sales of the Company's non-contact infrared temperature products as these products experienced strong competitive pricing pressures. The "Millennia" portable vital signs monitor and MRI vital signs monitor were the primary contributors to the sales increase at the patient safety monitoring business.

        GROSS PROFIT The gross profit margin decreased in fiscal 2000 to 48.8% from 50.1% in fiscal 1999. The decrease was attributable to several factors which included heavy price discounting at the non-contact infrared industrial business due to difficult market conditions; higher manufacturing costs at the patient safety monitoring business which included the expansion of the service organization; and lower margins in the OEM patient safety monitoring business due to lower contracted prices on increased volume. The increase in sales at the oxygen monitoring business also contributed to the gross margin decrease as that business has inherently lower gross margins than the Company's other businesses.

        OPERATING EXPENSES Selling, general and administrative expenses for fiscal 2000 increased 6.1% or $960,000 compared to fiscal 1999. Selling, general and administrative expenses were 31.4% of sales for fiscal 2000 compared with 32.0% for fiscal 1999. The increase in these expenditures in aggregate for fiscal 2000 was primarily due to higher administrative expenses at the Company's patient safety monitoring along with higher selling expenses on the higher sales volume at the patient safety monitoring business.

        Research and experimental expenses were 5.7% of sales for fiscal 2000 compared to 6.2% for fiscal 1999. The decrease was attributable to a decline in the amount of research and experimental expenses on behalf of the patient safety monitoring business as $271,400 of labor expenditures related to equipment for the production of the Company's proprietary anesthetic agent module for the "Millennia" was capitalized in the second and third quarters of fiscal 2000. The Company does not foresee similar items to be capitalized in fiscal 2001.

        OTHER INCOME AND EXPENSE Other income of $1,225,600 for fiscal 2000 included a $834,000 gain on the sale of short-term investments. Interest income increased to $388,800 in fiscal 2000 as compared to $148,800 for fiscal 1999. Interest expense decreased to $137,000 for fiscal 2000 compared with $255,500 for fiscal 1999. These changes were the result of the investment of, and the payoff of the outstanding balances on the Company's revolving bank line of credit and term loan with, the proceeds from the Company's secondary stock offering in March 1999.

        PROVISION FOR INCOME TAXES The effective tax rate for fiscal 2000 decreased to 31.2% as compared to 34% for fiscal 1999. The decrease was primarily due to the adjustment of prior year's taxes. The effective rate also differs from the statutory rate due principally to the benefit of a foreign sales corporation and other credits.

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

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at June 30, 2000 increased to $26,729,600 from $22,948,900 at June 30, 1999. Net cash provided by operating activities was $1,712,600 for the year ended June 30, 2000 compared with $2,122,300 provided by operating activities for the year ended June 30, 1999. This decrease was largely the result of changes in operating assets and liabilities, particularly inventories and trade receivables.

        Capital expenditures were $2,101,300 for fiscal 2000 compared to $1,120,200 for fiscal 1999. The increase was primarily the result of the purchase of new manufacturing equipment for the Company's patient safety monitoring business and oxygen monitoring business.

        The Company believes that its cash resources and cash flow from operations are adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2001. As the Company did not foresee any near term borrowing requirements coupled with the fees associated with maintaining a bank line of credit, the Company elected to decrease its bank line of credit from $7,500,000 to $1,000,000 in May of 2000. The line of credit expires on December 1, 2000. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At June 30, 2000, $1,000,000 was available under the line of credit.

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

        SAB 101 In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin NO. 101 (SAB 101), Revenue Recognition in Financial Statements as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial position or results of operations.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements regarding the Company's plans, expectations, estimates and beliefs. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements in this document include, but are not necessarily limited to, those relating to:

        - the Company's intention to further penetrate the broad patient monitoring market

        -       the anticipated growth in medical applications of MRI equipment

        -       the Company's expectations for growth in MRI unit sales

        - the Company's success in developing new or enhanced products to take advantage of market opportunities or to respond to competition

        - the Company's ability to complete any future acquisitions of products or businesses

        - the Company's belief that patient monitors will become an integral component of MRI equipment

The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances. Factors that could cause actual results, events or circumstances to differ from forward-looking statements made in this report include those set forth in the following "Risk Factors" section.

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

        The failure of the Company's products to continue to gain market acceptance or a continued consolidation of the medical care provider market could have a material adverse effect on its business and results of operations.

THE COMPANY FACES INCREASED LEVELS OF COMPETITION

        The Company has encountered and will continue to encounter significant competition in the sale of its products. The Company's general patient monitoring competitors include a number of large multinational corporations. Some of these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. In the MRI patient monitoring market, the Company has enjoyed a significant first-to-market advantage over its competitors. However, competitors have introduced products designed to compete with its MRI vital signs monitoring products. In addition, as the market for MRI vital signs monitoring products expands it may attract competitors with greater resources.

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

THE COMPANY'S FINANCIAL RESULTS MAY FLUCTUATE

        The Company's financial results may fluctuate significantly from period to period because of a variety of factors, many of which is beyond its control. These factors include:

        -       increased competition

        - changes in the Company's pricing policies and those of its competitors

        - changes in the Company's operating expenses or capital expenditures

        - timing and market acceptance of new and upgraded product introductions by the Company and its competitors

        -       seasonal fluctuations in the demand for the Company's products

        - introduction of alternative technologies by the Company and its competitors

        -       effect of potential acquisitions

        -       other general economic factors

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

THE COMPANY CURRENTLY IS INVOLVED IN A LEGAL PROCEEDING

        The Company's medical device subsidiary, Invivo Research, was one of two third-party defendants named in a lawsuit in June of 1994 by Southern Nevada Surgical Center and Surgex Southern Nevada, Inc. in Nevada State District Court. The underlying action in this matter stemmed from an incident involving a surgical patient undergoing a procedure at the Southern Nevada Surgical Center. The patient suffered a serious permanent brain injury. A lawsuit was filed on behalf of the patient against the surgical center and the anesthesiologist who monitored the patient. The defendants in that action made a substantial settlement to the patient. Southern Nevada Surgical Center ("SNSC") and Surgex were seeking indemnity and contribution of approximately $14 million from the manufacturer of the anesthetic gas machine and Invivo Research, which manufactured the vital signs monitor used in this procedure. SNSC and Surgex alleged that both the anesthetic gas machine and the vital signs monitor were defective. The Company believes that the vital signs monitor operated properly and was properly designed for its intended function.

        On August 18, 1999, the Nevada District Court granted the Company's Motion to Dismiss for Failure to Prosecute. The Order granted dismissal of the SNSC and Surgex contribution claims, without prejudice, based upon Nevada law that provides that an action must be brought to trial within five years of the date of the filing of the original action. The dismissal is being appealed.

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

THE COMPANY FACES INCREASED RISKS OF INTERNATIONAL OPERATIONS

        International sales have accounted for over 20% of the Company's sales for each of the past three years and may increase over time. International sales are subject to a number of risks, including the following:

        - fluctuations in exchange rates may affect the demand for products and services the Company provides in foreign markets

        - adverse changes in local economic conditions, such as those recently occurring in Asian and South American countries, could depress the demand for the Company's products

        - agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system

        -       foreign customers may have longer payment cycles

        - foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade

        -       U.S. export licenses may be difficult to obtain

        - the protection of intellectual property in foreign countries may be more difficult to enforce

        Any of these factors could have a material adverse impact on the Company's business and results of operations.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure is that of currency risk. During the year ended June 30, 2000, 22% of the Company's total sales came from non-United States domiciled customers. The Company requires payment in United States (U.S.) currency. If these customers currency devalues against the U.S. dollar, the customers could potentially encounter difficulty in making the U.S. dollar denominated payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Index to Consolidated Financial Statements:

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
Independent Auditors' Report ....................................................................      18

Consolidated Balance Sheets - June 30, 2000 and 1999 ............................................      19

Consolidated Statements of Income for the Years Ended June 30, 2000, 1999, and 1998 .............      20

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years
  Ended June 30, 2000, 1999, and 1998 ...........................................................      21

Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999, and 1998 .........      22

Notes to Consolidated Financial Statements ......................................................   23-33

The Board of Directors and Stockholders
Invivo Corporation:


We have audited the accompanying consolidated balance sheets of Invivo Corporation and subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invivo Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.




July 28, 2000

                       INVIVO CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             June 30, 2000 and 1999

ASSETS                                                                             2000               1999
                                                                               ------------         ----------
Current assets:
     Cash and cash equivalents                                                 $    969,800            207,800
     Short-term investments                                                       6,817,600          8,219,100
     Trade receivables, less allowance for doubtful accounts of
        $533,900 as of June 30, 2000 and $280,600 as of June 30, 1999            14,656,600         12,173,800
     Inventories                                                                 10,132,000          8,177,200
     Deferred income taxes                                                        1,343,000          1,289,000
     Prepaid expenses and other current assets                                      407,200            577,800

                   Total current assets                                          34,326,200         30,644,700
                                                                               ------------         ----------
Property and equipment, net                                                       6,139,600          5,026,200
Intangible assets                                                                 8,439,700          8,700,300
Other assets                                                                        570,500            269,800

                                                                               $ 49,476,000         44,641,000
                                                                               ============         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $  2,725,600          2,914,800
     Accrued expenses                                                             3,381,100          3,574,300
     Current portion of long-term debt, capital lease,
        and bank borrowings                                                         142,700            140,200
     Income taxes payable                                                         1,347,200          1,066,500

                   Total current liabilities                                      7,596,600          7,695,800

Long-term debt and capital lease, excluding current portion                       1,392,900          1,526,700
Deferred income taxes                                                               118,000            200,000
Other                                                                                52,000             52,000

                   Total liabilities                                              9,159,500          9,474,500
                                                                               ------------         ----------
Stockholders' equity:
     Common stock, $.01 par value; authorized shares totaling 20,000,000;
        issued and outstanding shares totaling 4,362,999 as of
        June 30, 2000 and 4,280,574 as of June 30, 1999                              43,600             42,800
     Additional paid-in capital                                                  26,257,300         26,076,600
     Retained earnings                                                           14,041,800          9,074,900
     Accumulated other comprehensive loss                                           (26,200)           (27,800)

                   Total stockholders' equity                                    40,316,500         35,166,500
                                                                               ------------         ----------
Commitments and contingencies

                                                                               $ 49,476,000         44,641,000
                                                                               ============         ==========



See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Years ended June 30, 2000, 1999 and 1998



                                                             2000               1999               1998
                                                         ------------       ------------       ------------
Sales                                                    $ 52,749,900         48,858,000         40,651,400
Cost of goods sold                                         27,005,100         24,368,000         20,956,600
                                                         ------------       ------------       ------------

                   Gross profit                            25,744,800         24,490,000         19,694,800
                                                         ------------       ------------       ------------

Operating expenses:
     Selling, general, and administrative                  16,582,800         15,622,800         13,428,500
     Research and experimental                              3,027,700          3,007,300          2,455,000
                                                         ------------       ------------       ------------

                   Total operating expenses                19,610,500         18,630,100         15,883,500
                                                         ------------       ------------       ------------

                   Income from operations                   6,134,300          5,859,900          3,811,300

Other income (expense):
     Interest expense                                        (137,000)          (255,500)          (387,300)
     Other, net                                             1,225,200            102,700              4,000
                                                         ------------       ------------       ------------

                   Income before income taxes               7,222,500          5,707,100          3,428,000

Income tax expense                                          2,255,600          1,889,200          1,165,500
                                                         ------------       ------------       ------------

                   Net income                            $  4,966,900          3,817,900          2,262,500
                                                         ============       ============       ============

Basic net income per common share                        $       1.15               1.07                .69
                                                         ============       ============       ============

Weighted-average common shares
      outstanding (basic)                                   4,328,897          3,552,148          3,264,966
                                                         ============       ============       ============

Diluted net income per common share                      $       1.10               1.00                .66
                                                         ============       ============       ============

Weighted-average common shares and
     common share equivalents outstanding (diluted)         4,497,490          3,831,260          3,426,718
                                                         ============       ============       ============



See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                    Years ended June 30, 2000, 1999 and 1998



                                                                                                        ACCUMULATED
                                                  COMMON STOCK            ADDITIONAL                       OTHER
                                              ---------------------        PAID-IN        RETAINED     COMPREHENSIVE   COMPREHENSIVE
                                              SHARES         AMOUNT        CAPITAL        EARNINGS          LOSS           INCOME
                                              ------         ------        -------        --------          ----           ------
Balances as of June 30, 1997                 3,255,668    $    32,600     12,787,400      2,994,500             --

Exercise of stock options                       13,750            100         76,900             --             --

Tax benefit from exercise of options                --             --         14,300             --             --

Net income                                          --             --             --      2,262,500             --
                                             ---------    -----------     ----------     ----------        -------     -----------
Balances as of June 30, 1998                 3,269,418         32,700     12,878,600      5,257,000             --              --

Issuance of common stock:
    Stock offering, net of offering
       costs totaling $1,376,723               900,000          9,000     11,898,300             --             --
    Acquisition of Invivo Research Inc.         82,256            800      1,047,000             --             --

Exercise of stock options                       28,900            300        161,800             --             --

Tax benefit from exercise of options                --             --         90,900             --             --

Net income                                          --             --             --      3,817,900             --       3,817,900
Unrealized loss on short-term
    investments                                     --             --             --             --        (27,800)        (27,800)
                                             ---------    -----------     ----------     ----------        -------     -----------
Balances as of June 30, 1999                 4,280,574         42,800     26,076,600      9,074,900        (27,800)    $ 3,790,100

Exercise of stock options                       82,425            800        178,900             --             --

Tax benefit from exercise of options                --             --          1,800             --             --

Net income                                          --             --             --      4,966,900             --       4,966,900
Unrealized gain on short-term
    investments                                     --             --             --             --          1,600           1,600
                                             ---------    -----------     ----------     ----------        -------     -----------
Balances as of June 30, 2000                 4,362,999    $    43,600     26,257,300     14,041,800        (26,200)    $ 4,968,500
                                             =========    ===========     ==========     ==========        =======     ===========


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 2000, 1999 and 1998



                                                                           2000            1999            1998
                                                                        -----------     -----------     -----------
Cash flows from operating activities:
     Net income                                                         $ 4,966,900       3,817,900       2,262,500
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                  1,248,500         888,800         760,000
           Loss on sale of property and equipment                                --          46,100          64,800
           Deferred income taxes                                           (135,900)       (107,000)       (325,100)
           Tax benefit from exercise of stock options                         1,800          90,900          14,400
           Changes in operating assets and liabilities:
              Trade receivables                                          (2,482,800)     (1,896,800)     (2,378,200)
              Inventories                                                (1,954,800)       (894,800)       (181,500)
              Prepaid expenses and other current assets                     170,600        (126,400)         64,700
              Accrued expenses                                             (193,200)        894,600         526,500
              Accounts payable                                             (189,200)       (224,300)        268,100
              Income taxes payable                                          280,700        (366,700)        952,000
              Other current liabilities                                          --              --         (21,900)
                                                                        -----------     -----------     -----------

                    Net cash provided by operating activities             1,712,600       2,122,300       2,006,300
                                                                        -----------     -----------     -----------

Cash flows from investing activities:
     Sale (purchase) of short-term investments                            1,403,100      (8,246,900)             --
     Capital expenditures                                                (2,101,300)     (1,120,200)       (646,800)
     Proceeds from sale of property and equipment                                --              --              --
     Intangible assets                                                           --      (2,096,300)       (232,600)
     Other assets                                                          (300,700)         32,800         (82,900)
                                                                        -----------     -----------     -----------

                 Net cash used in investing activities                     (998,900)    (11,430,600)       (962,300)
                                                                        -----------     -----------     -----------

Cash flows from financing activities:
     Issuances of common stock, net of offering costs                       179,600      12,070,200          77,000
     Bank repayments, net                                                        --      (3,087,200)       (645,000)
     Principal payments under long-term debt and other liabilities         (131,300)        (21,000)        (93,000)
                                                                        -----------     -----------     -----------

                 Net cash provided by (used in) financing activities         48,300       8,962,000        (661,000)
                                                                        -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents                        762,000        (346,300)        383,000

Cash and cash equivalents at beginning of year                              207,800         554,100         171,100
                                                                        -----------     -----------     -----------

Cash and cash equivalents at end of year                                $   969,800         207,800         554,100
                                                                        ===========     ===========     ===========


See accompanying notes to consolidated financial statements.

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

        (d)     SHORT-TERM INVESTMENTS

                The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of federal agency securities and money market funds, with unrealized gains and losses on the securities reflected as other comprehensive income in stockholders' equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

                The Company derives the fair value of its short-term investments based on quoted market prices.

        (e)     INVENTORIES

                Inventories are stated at the lower of cost or market on a first-in, first-out basis.

        (f)     PROPERTY AND EQUIPMENT

                Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

                         Buildings                                      30 years
                         Equipment                                      3 to 5 years
                         Furniture and fixtures                         3 to 5 years
                         Leasehold improvements                         Shorter of life of lease or 5 years
                         Automotive                                     5 years


        (g)     INCOME TAXES

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

        (h)     INTANGIBLE ASSETS

                Intangible assets include patents and the cost in excess of amounts otherwise assigned to net assets of businesses acquired (goodwill). Patents are amortized on a straight-line basis over their approximate useful lives, not to exceed 17 years. Goodwill is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of goodwill by projecting results of operations over the remaining useful lives of the businesses acquired. Accumulated amortization as of June 30, 2000 and 1999 was approximately $1,319,800 and $1,059,200, respectively. Amortization expense was approximately $260,700, $191,700 and $159,100 for 2000, 1999 and 1998, respectively.

        (i)     COMPREHENSIVE INCOME

                The Company has items of comprehensive income for the years ended June 30, 2000 and 1999. Net income as presented in the consolidated statements of income equals comprehensive income for the year ended June 30, 1998.

        (j)     REVENUE RECOGNITION

                The Company recognizes revenue and all related costs upon shipment of products to its customers. The Company does not as a matter of contract or industry practice provide its customers the right of return. However, under certain circumstances the Company has allowed the return of product. Based on experience and other information available to the Company, the Company believes the amount of future returns can be reasonably estimated. An allowance for sales returns is reflected as a current liability with sales revenue in the income statement reduced to reflect estimated sales returns.

        (k)     WARRANTIES

                Product warranties providing for the repair or replacement of defective products are included in the sale price of the Company's products. The typical warranty period is one year. Warranty obligations are accrued as a current liability for the estimated amount of warranty expense expected in future accounting periods based on experience and other information available to the Company.

        (l)     USE OF ESTIMATES

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

        (m)     IMPAIRMENT OF LONG-LIVED ASSETS

                Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company has identified no long-lived assets or identifiable intangibles which are considered impaired.

        (n)     FAIR VALUE OF FINANCIAL INSTRUMENTS

                Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of their short maturities.

        (o)     RESEARCH AND EXPERIMENTAL COSTS

                Research and experimental costs related to the design, development and testing of new monitors, applications and technologies are charged to expense as incurred.

        (p)     ACCOUNTING FOR STOCK OPTIONS

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

        (q)     RECLASSIFICATIONS

                Certain reclassifications have been made in the prior year's financial statements to conform to classifications used in the current year. These reclassifications had no effect on reported earnings.

(2)     ACQUISITION OF INVIVO RESEARCH INC.

        On December 31, 1992, the Company acquired 80% of the outstanding common stock of Invivo Research Inc., a company that designs, manufactures, and markets sensor-based patient safety devices.

        In fiscal year 1994, the Company entered into an agreement to acquire the remaining 20% of the Invivo Research Inc. shares. Under this agreement, the purchase price for the remaining shares was to be paid in five installments. One installment in the amount of $987,000 was paid during fiscal year 1996. A second installment in the amount of $465,000 was paid during fiscal years 1997 and 1998. The three remaining installments became payable on March 15, 1999. The value of each installment was based on a formula involving calendar 1998 after-tax profits. The total amount of the three remaining installments was $3,143,300. On June 1, 1999, the Company paid the former shareholders two of the installments in cash totaling $2,095,500. The remaining installment was paid in the form of the Company's common stock totaling 82,256 shares.

(3)     SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                       UNREALIZED
                                                         HOLDING
                                       COST          (LOSSES) GAINS       FAIR VALUE
                                    -----------      --------------       -----------
As of June 30, 2000:
    Federal agency securities       $ 4,000,000            (26,200)         3,973,800
    Money market funds                2,843,800                 --          2,843,800
                                    -----------        -----------        -----------
                                    $ 6,843,800            (26,200)         6,817,600
                                    ===========        ===========        ===========

As of June 30, 1999:
    Federal agency securities       $ 4,000,000            (27,800)         3,972,200
    Money market funds                4,246,900                 --          4,246,900
                                    -----------        -----------        -----------

                                    $ 8,246,900            (27,800)         8,219,100
                                    ===========        ===========        ===========

        Maturities of short-term investments as of June 30, 2000 were as follows:

                             COST          FAIR VALUE
                          ----------       ----------
Due within one year       $5,843,800        5,834,470
Due after one year         1,000,000          983,130
                          ----------       ----------

                          $6,843,800        6,817,600
                          ==========       ==========

(4)     INVENTORIES

        A summary of inventories as of June 30 follows:

                         2000               1999
                      -----------       -----------
Raw materials         $ 5,051,700         4,486,900
Work in process         3,814,300         2,397,000
Finished goods          1,266,000         1,293,300
                      -----------       -----------

                      $10,132,000         8,177,200
                      ===========       ===========


(5)     PROPERTY AND EQUIPMENT

        A summary of property and equipment as of June 30 follows:

                                                         2000                1999
                                                     ------------        ------------
Land and building                                    $  2,325,400           2,325,400
Equipment                                               7,706,400           5,695,600
Furniture and fixtures                                  1,027,600             944,200
Vehicles                                                  130,400             130,400
Leased improvements                                       143,300             136,300
                                                     ------------        ------------

                                                       11,333,100           9,231,900

Less accumulated depreciation and amortization         (5,193,500)         (4,205,700)
                                                     ------------        ------------

                                                     $  6,139,600           5,026,200
                                                     ============        ============


        Included in property and equipment as of June 30, 2000 is $208,200 of equipment under capital lease. Accumulated amortization related to this equipment was $47,900 as of June 30, 2000.

(6)     DEBT AND BANK BORROWINGS

        A summary of debt and bank borrowings as of June 30 follows:

                                                                            2000               1999
                                                                         -----------        -----------
Term loan payable in monthly installments of approximately $8,700, including interest at LIBOR plus 2.5%; secured by land and
    building                                                             $ 1,375,300          1,479,800
                                                                         -----------        -----------
                                                                           1,375,300          1,479,800

Less current portion                                                        (104,400)          (104,400)
                                                                         -----------        -----------

                                                                         $ 1,270,900          1,375,400
                                                                         ===========        ===========

        The aggregate maturities of long-term debt as of June 30, 2000 are as follows:

Year ending June 30,
      2001                                     $  104,400
      2002                                        104,400
      2003                                        104,400
      2004                                        104,400
      2005                                        104,400
      Thereafter                                  853,300
                                               ----------

                                               $1,375,300
                                               ==========


        During fiscal year 2000, the Company renewed its bank line of credit from December 1, 1999 to December 1, 2000. In addition, during the fourth quarter of fiscal 2000, the Company decreased its bank line of credit from $7,500,000 to $1,000,000. The revolving line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth, a minimum working capital balance, and quarterly and annual profitability, and prohibits the Company from paying dividends. As of June 30, 2000, $1,000,000 was available under the line of credit.

(7)     ACCRUED EXPENSES

        A summary of accrued expenses as of June 30 follows:

                                          2000              1999
                                        ----------       ----------
Accrued compensation and benefits       $1,981,800        2,039,500
Other                                    1,399,300        1,534,800
                                        ----------       ----------

                                        $3,381,100        3,574,300
                                        ==========       ==========


(8)     LEASE COMMITMENTS

        The Company leases certain facilities and equipment under capital and operating leases. The facilities' leases require the Company to pay certain executory costs such as taxes, insurance, and maintenance. Rent expense related to operating leases was approximately $566,200, $440,000 and $422,200 for the years ended June 30, 2000, 1999 and 1998, respectively.

        A summary of future minimum lease payments required under noncancelable leases with terms in excess of one year, net of sublease rental income, as of June 30, 2000 follows:

                                                                     CAPITAL         OPERATING
                                                                     LEASES            LEASES
                                                                    ---------        ---------
Fiscal year ending
    2001                                                            $  49,800          348,800
    2002                                                               49,800          165,400
    2003                                                               49,800          151,000
    2004                                                               24,900          135,300
    2005                                                                   --          130,400
    Thereafter                                                             --           31,700
                                                                    ---------        ---------

                                                                      174,300        $ 962,600
                                                                                     =========

    Less amount representing interest                                 (14,000)

         Present value of future minimum lease payments               160,300

    Less current portion                                              (38,300)
                                                                    ---------

         Capital lease obligations, excluding current portion       $ 122,000
                                                                    =========


(9)     INCOME TAXES

        A summary of the components of income tax expense (benefit) for the years ended June 30 is as follows:

                    CURRENT            DEFERRED            TOTAL
                  -----------        -----------        -----------
2000:
    Federal       $ 2,109,900           (202,900)         1,907,000
    State             281,600             67,000            348,600
                  -----------        -----------        -----------

                  $ 2,391,500           (135,900)         2,255,600
                  ===========        ===========        ===========

1999:
    Federal       $ 1,718,200            (82,700)         1,635,500
    State             278,000            (24,300)           253,700
                  -----------        -----------        -----------

                  $ 1,996,200           (107,000)         1,889,200
                  ===========        ===========        ===========

1998:
    Federal       $ 1,253,600           (285,100)           968,500
    State             237,000            (40,000)           197,000
                  -----------        -----------        -----------

                  $ 1,490,600           (325,100)         1,165,500
                  ===========        ===========        ===========

        The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30 are as follows:

                                                                          2000               1999
                                                                       -----------        -----------
Deferred tax assets:
    Reserves and other accruals                                        $ 1,343,000          1,289,000
    Capital loss carryover                                                 199,400            199,400
                                                                       -----------        -----------

             Gross deferred tax assets                                   1,542,400          1,488,400

Valuation allowance                                                       (199,400)          (199,400)
                                                                       -----------        -----------

             Total deferred tax assets, less valuation allowance         1,343,000          1,289,000
                                                                       -----------        -----------

Deferred tax liabilities:
    Tax depreciation in excess of book depreciation                        (58,000)            (9,000)
    State taxes                                                            (60,000)           (43,500)
    Acquired intangibles from acquisitions                                      --           (147,500)
                                                                       -----------        -----------

             Total deferred tax liabilities                               (118,000)          (200,000)
                                                                       -----------        -----------

Net deferred tax asset                                                 $ 1,225,000          1,089,000
                                                                       ===========        ===========


        There was no net change in the valuation allowance for the year ended June 30, 2000.

        Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset, or that the amounts will be recovered from previously paid taxes.

        The following summarizes the differences between the income tax expense and the amount computed by applying the 34% federal statutory corporate rate to income before income taxes as follows:

                                                           2000               1999               1998
                                                       -----------          ---------          ---------
Federal income tax at statutory rate                   $ 2,455,700          1,940,000          1,165,500
State income taxes                                         230,100            183,000            156,000
Utilization of research, experimental, and other
    credits                                               (103,200)           (67,000)           (57,000)
Benefit of foreign sales corporation                      (201,100)          (257,000)          (204,000)
Permanent differences                                      158,800             92,000             54,000
Other                                                      (51,100)            (1,800)            51,000
Adjustment of prior year's taxes                          (233,600)                --                 --
                                                       -----------          ---------          ---------
                                                       $ 2,255,600          1,889,200          1,165,500
                                                       ===========        ===========        ===========


(10)    STOCK OPTION PLAN

        The Company has established stock option plans to provide for the granting of stock options to employees (including officers and directors) at prices not less than the fair market value of the Company's common stock at the date of grant. Options vest ratably over four years and expire in ten years. The Company has reserved 314,400 and 800,000 shares of its common stock for issuance under the 1986 and 1994 plans, respectively. During 2000, the Company granted 186,850 shares of common stock.

        Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the Plans under the fair-value method. The fair value of options issued under the plans was determined at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility factor of the expected market price of the Company's stock of .71%; a forfeiture rate of .05%; a weighted-average expected life of options of five years; and a risk-free interest rate of 6.2%, 5.0% and 5.8% for 2000, 1999 and 1998, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per common share would approximate the following:

                                                                         2000                   1999                    1998
                                                                     ------------             ---------              ---------
Net income                                  As reported              $  4,966,900             3,817,900              2,262,500
                                            Pro forma                   4,140,257             3,147,118              1,892,084
Basic net income per share                  As reported                   1.15                   1.07                    .69
                                            Pro forma                      .96                   0.89                    .58
Diluted net income per share                As reported                   1.10                   1.00                    .66
                                            Pro forma                      .92                   0.82                    .55


        Pro forma net income reflects only options granted in 1996, 1997, 1998, 1999 and 2000. Therefore, the full impact of calculating compensation cost for the Company's plan under SFAS No. 123 is not reflected in the option's vesting period and compensation costs for options granted prior to July 1, 1995 are not considered.

        A summary of stock option activity for the years ended June 30, 2000 and 1999 follows:


                                                                                                WEIGHTED-AVERAGE
                                                                                                EXERCISE PRICE BY
                                                            WEIGHTED-AVERAGE      OPTIONS           OPTIONS
                                      WEIGHTED-AVERAGE         GRANT DATE      EXERCISABLE AT    EXERCISABLE AT
                      OPTIONS          EXERCISE PRICE          FAIR VALUE         YEAR END          YEAR END
                      -------          --------------          ----------         --------          --------

June 30, 1998          615,975          $      7.77                                328,401        $      5.51

    Granted            183,000                12.15                7.58
    Exercised          (28,900)                5.60
    Canceled            (6,250)                8.90
                   -----------

June 30, 1999          763,825                 8.89                                426,575               6.96
    Granted
                       186,850                10.03               6.32
    Exercised          (82,425)                2.18
    Canceled           (19,575)               11.25
                   -----------          -----------
June 30, 2000
                       848,675                 6.94                                466,575               8.83
                   ===========


                                                     WEIGHTED-
                               NUMBER                 AVERAGE               WEIGHTED              NUMBER              WEIGHTED-
     RANGE OF                OUTSTANDING             REMAINING              AVERAGE            EXERCISABLE             AVERAGE
     EXERCISE              AS OF JUNE 30,           CONTRACTUAL             EXERCISE          AS OF JUNE 30,           EXERCISE
      PRICES                    2000                    LIFE                 PRICE                 2000                 PRICE
-------------------     --------------------     -----------------      ---------------     -----------------     -----------------
$ 2.00 -  5.13                  94,200                 1.45              $    3.41                  94,200            $   3.41
  7.00 -  8.75                 277,975                 8.00                   8.89                  99,625                7.18
 10.00 - 16.13                 476,500                 7.41                  11.49                 272,750               11.31
                        --------------------                                                -----------------
                               848,675                                                             466,575
                        ====================                                                =================

(11)    SALARY DEFERRAL PLAN

        The Company's executive officers, together with all other eligible employees, may participate in the Company's 401(k) Salary Deferral Plan (the Plan). Employees become eligible upon completion of six months of service. Each eligible employee receives a retirement benefit based upon accumulated contributions to the Plan by the employee and the Company plus any earnings on such contributions. The Company contributes an amount equal to 35% of the first 4% of compensation which the employee contributes. The Plan currently provides that participants vest 25% each year over a four-year period. Company contributions to the Plan for the years ended June 30, 2000, 1999 and 1998 were $104,100, $85,100 and
        $70,600, respectively.

(12)    LEGAL PROCEEDINGS

        The Company is involved in litigation arising in the ordinary course of its business. While the ultimate results of such proceedings cannot be predicted with certainty, management expects that these matters will not have a material adverse effect on the Company's financial position or results of operations.

(13)    MAJOR CUSTOMERS AND CREDIT RISK

        In fiscal 2000, 1999 and 1998, no individual customer accounted for greater than 10% of the Company's revenues or trade accounts receivable.

        The Company has a customer base that is diverse geographically and by industry. Customer credit evaluations are performed on an ongoing basis, and collateral is generally not required for trade accounts receivable. Management does not believe the Company has any significant concentration of credit risk as of June 30, 2000.

(14)    SEGMENT INFORMATION

        The Company has adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

                                                              SAFETY AND
                                         PATIENT SAFETY       INDUSTRIAL
                                           MONITORING       INSTRUMENTATION      CORPORATE(1)            TOTAL
                                           ----------       ---------------      ------------            -----
For the year ended June 30, 2000:
    Net sales                                $32,966             19,784                 --              52,750
    Income from operations                     4,512              3,208             (1,586)              6,134
    Depreciation and amortization                943                259                 48               1,250
    Total assets                              29,135             10,803              9,538              49,476


                                                              SAFETY AND
                                         PATIENT SAFETY       INDUSTRIAL
                                           MONITORING       INSTRUMENTATION      CORPORATE(1)            TOTAL
                                           ----------       ---------------      ------------            -----
For the year ended June 30, 1999:
    Net sales                                $30,173             18,685                 --              48,858
    Income from operations                     4,001              3,266             (1,407)              5,860
    Depreciation and amortization                548                322                 19                 889
    Total assets                              24,836              9,282             10,523              44,641


                                                              SAFETY AND
                                         PATIENT SAFETY       INDUSTRIAL
                                           MONITORING       INSTRUMENTATION      CORPORATE(1)            TOTAL
                                           ----------       ---------------      ------------            -----
For the year ended June 30, 1998:
    Net sales                                $23,200             17,451                 --              40,651
    Income from operations                     1,811              3,192             (1,192)              3,811
    Depreciation and amortization                449                301                 10                 760
    Total assets                              19,993              8,304              1,898              30,195


        (1) Includes costs not identifiable to a particular segment, such as general and administrative expenses.

        The Company markets its products in the United States and in foreign countries through its sales personnel and distributors. Export sales account for a portion of the Company's net revenue and are approximately summarized by geographic area as follows (in thousands):

                                                    YEAR ENDED JUNE 30,
                                        ---------------------------------------------
                                         2000                1999              1998
                                        -------            -------            -------
United States                           $41,400             37,700             31,300
Export:
    Europe                                5,800              5,800              2,400
    Pacific Rim                           4,600              2,900              2,000
    Other International                   1,000              2,500              5,000
                                        -------            -------            -------

             Total net sales            $52,800             48,900             40,700
                                        =======            =======            =======

(15)    SUPPLEMENTAL CASH FLOWS INFORMATION

        Noncash investing and financing activities and supplemental cash flow information are summarized as follows:

                                                                        YEAR ENDED JUNE 30,
                                                      ------------------------------------------------------
                                                         2000                  1999                   1998
                                                      ----------             ---------               -------
Equipment acquired under capital lease                $       --               208,200                    --
Common stock issued in connection with the                    --             1,047,800                    --
    acquisition of Invivo Research Inc.
Cash paid:
    Income taxes                                       2,108,990             2,272,000               875,158
    Interest                                             137,000               255,500               389,274

                       SELECTED QUARTERLY FINANCIAL DATA
              (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS):

IN MILLIONS, EXCEPT PER SHARE AMOUNTS            1ST QTR            2ND QTR            3RD QTR            4TH QTR
                                                 -------            -------            -------            -------
FISCAL YEAR 2000
Sales ...............................            $12,864             13,028             13,232             13,626
Gross Profit ........................              6,458              6,177              6,378              6,732
Net Income ..........................              1,158              1,211              1,163              1,435
Net Income per common share (basic) .               0.27               0.28               0.27               0.33
Net Income per common share (diluted)               0.26               0.27               0.26               0.32

FISCAL YEAR 1999
Sales ...............................            $11,501             11,910             12,382             13,065
Gross Profit ........................              5,765              5,981              6,212              6,533
Net Income ..........................                759                893                987              1,178
Net Income per common share (basic) .               0.23               0.27               0.29               0.28
Net Income per common share (diluted)               0.22               0.25               0.26               0.27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in the accountants or disagreements with the Company's accountants on accounting and financial disclosure matters in fiscal 2000.

                                    PART III

ITEM 10.

The information required is incorporated by reference from the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders.

ITEM 11.

The information required is incorporated by reference from the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders.

ITEM 12.

The information required is incorporated by reference from the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders.

ITEM 13.

The information required is incorporated by reference from the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX


NUMBER          DESCRIPTION OF DOCUMENT
------          -----------------------
 3.01  Restated Certificate of Incorporation of the Registrant(1)

 3.02  Restated By-Laws of the Registrant(2)

 4.01  Form of Common Stock Certificate(2)

10.01  Sensor Control Corporation 1986 Incentive Stock Option Plan and 1986
       Non-statutory Stock Option Plan, as amended(3)

10.02  Indemnity Agreement(2)

10.03  SafetyTek 1994 Stock Option Plan(4)

10.04 Share purchase agreement dated as of January 5, 1990 by and between Data-Design Laboratories and Sensor Control Corporation(5)

10.05  Stock purchase agreement dated January 14, 1991 between G.C. Industries
       Inc. and Sensor Control Corporation(6)

10.06  Asset purchase agreement dated June 21, 1991 by and between Electronic
       Safety Products Inc. and Sensor Control Corporation(7)

10.07  Stock purchase agreement dated December 31, 1992 by and between Invivo
       Research Inc. and SafetyTek Corporation(8)

10.08  Real Estate Unconditional Guaranty dated January 21, 1993 by and between
       First Union National Bank of Florida and SafetyTek Corporation(8)

10.09 First Amendment to Stock Purchase Agreement dated July 1, 1993 and related Stock Pledge Agreement dated July 1, 1993 by and between Invivo
       Research Inc. and SafetyTek Corporation(10)

10.10 Lease between Lincoln-Whitehall Realty LLC and SafetyTek Corporation for the 5696 Stewart Ave. Fremont, CA facility(11)

10.11 Construction Loan Agreement between Invivo Research and First Union Bank dated July 31, 1996(12)

10.12  Credit Agreement between Wells Fargo Bank and Invivo Corp. dated
       October 6, 1998(13)

10.13  First Amendment to Credit Agreement between Invivo Corp. and Wells Fargo
       Bank dated November 1, 1998(13)

10.14 Stock Option Agreement with Walden Management Corporation Pension Fund for the Benefit of George S. Sarlo(1)

10.15  Second Amendment to Credit Agreement between Invivo Corp. and Wells Fargo
       Bank dated December 1, 1999 (14)

10.16  Third Amendment to Credit Agreement between Invivo Corp. and Wells Fargo
       Bank dated May 15, 2000**

10.17  First Amendment to Lease between Miramar Flexspace Ltd. and Invivo
       Corporation dated June 12, 2000**

10.18  Lease between Sierra Precision and Capellino/Galleano dated June 7,
       2000**

10.19 First Amendment to Lease between Sierra Precision and Capellino/Galleano dated July 12, 2000**

11.01  Statement regarding computation of per share earnings**

21.01  Subsidiaries of Registrant**

23.01  Consent of KPMG LLP**

27.01  Financial Data Schedule**

------------

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

(10) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed November 1, 1993. (File No. 0-15963)

(11) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed May 15, 1996. (File No. 0-15963)

(12) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 27, 1996. (File No. 0-15963)

(13) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed November 12, 1998. (File No. 0-15963)

(14) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed February 14, 2000. (File No. 0-15963)

(B)  FINANCIAL STATEMENT SCHEDULES

                       Invivo Corporation and Subsidiaries

                                   Schedule II

                        Valuation and Qualifying Accounts
                    Years ended June 30, 2000, 1999 and 1998

                                                            ADDITIONS
                                          BALANCE AT        CHARGED TO                              BALANCE
                                          BEGINNING         COSTS AND                               AT END
                                           OF YEAR           EXPENSES         DEDUCTIONS(1)         OF YEAR
                                           -------           --------         -------------         -------
Allowance for doubtful accounts
                  Fiscal 2000 .....        280,600            502,400            249,100            533,900

                  Fiscal 1999 .....        288,300             23,400             31,100            280,600

                  Fiscal 1998 .....        371,000             17,100             99,800            288,300

Warranty Reserve
                  Fiscal 2000 .....        318,200            330,800            242,800            406,200

                  Fiscal 1999 .....        237,000            282,600            201,400            318,200

                  Fiscal 1998 .....        239,100            228,600            230,700            237,000

        (1) Deductions as a result of write-offs

(C)  REPORTS ON FORM 8-K

        The Company was not required to file any reports on Form 8-K for the quarter ended June 30, 2000.

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

September 26, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ ERNEST C. GOGGIO
---------------------------------
Ernest C. Goggio                          Chairman of the Board          September 26, 2000


/s/ JAMES B. HAWKINS
---------------------------------
James B. Hawkins                          President, Chief               September 26, 2000
                                          Executive Officer, Director
                                          (principal executive
                                          officer)


/s/ JOHN F. GLENN
---------------------------------
John F. Glenn                             Chief Financial Officer        September 26, 2000
                                          (principal financial
                                          and accounting officer)


/s/ LAUREEN DEBUONO
---------------------------------
Laureen DeBuono                           Director                       September 26, 2000


/s/ GEORGE S. SARLO
---------------------------------
George S. Sarlo                           Director                       September 26, 2000

/s/ ROGER SUSI
---------------------------------
Roger Susi                                Director                       September 26, 2000

                                  EXHIBIT INDEX


NUMBER           DESCRIPTION OF DOCUMENT
------          -----------------------
 3.01  Restated Certificate of Incorporation of the Registrant(1)

 3.02  Restated By-Laws of the Registrant(2)

 4.01  Form of Common Stock Certificate(2)

10.01  Sensor Control Corporation 1986 Incentive Stock Option Plan and 1986
       Non-statutory Stock Option Plan, as amended(3)

10.02  Indemnity Agreement(2)

10.03  SafetyTek 1994 Stock Option Plan(4)

10.04 Share purchase agreement dated as of January 5, 1990 by and between Data-Design Laboratories and Sensor Control Corporation(5)

10.05  Stock purchase agreement dated January 14, 1991 between G.C. Industries
       Inc. and Sensor Control Corporation(6)

10.06  Asset purchase agreement dated June 21, 1991 by and between Electronic
       Safety Products Inc. and Sensor Control Corporation(7)

10.07  Stock purchase agreement dated December 31, 1992 by and between Invivo
       Research Inc. and SafetyTek Corporation(8)

10.08  Real Estate Unconditional Guaranty dated January 21, 1993 by and between
       First Union National Bank of Florida and SafetyTek Corporation(8)

10.09 First Amendment to Stock Purchase Agreement dated July 1, 1993 and related Stock Pledge Agreement dated July 1, 1993 by and between Invivo
       Research Inc. and SafetyTek Corporation(10)

10.10 Lease between Lincoln-Whitehall Realty LLC and SafetyTek Corporation for the 5696 Stewart Ave. Fremont, CA facility(11)

10.11 Construction Loan Agreement between Invivo Research and First Union Bank dated July 31, 1996(12)

10.12  Credit Agreement between Wells Fargo Bank and Invivo Corp. dated
       October 6, 1998(13)

10.13  First Amendment to Credit Agreement between Invivo Corp. and Wells Fargo
       Bank dated November 1, 1998(13)

10.14 Stock Option Agreement with Walden Management Corporation Pension Fund for the Benefit of George S. Sarlo(1)

10.15  Second Amendment to Credit Agreement between Invivo Corp. and Wells Fargo
       Bank dated December 1, 1999 (14)

10.16  Third Amendment to Credit Agreement between Invivo Corp. and Wells Fargo
       Bank dated May 15, 2000**

10.17  First Amendment to Lease between Miramar Flexspace Ltd. and Invivo
       Corporation dated June 12, 2000**

10.18  Lease between Sierra Precision and Capellino/Galleano dated  June 7,
       2000**

10.19 First Amendment to Lease between Sierra Precision and Capellino/Galleano dated July 12, 2000**

11.01  Statement regarding computation of per share earnings**

21.01  Subsidiaries of Registrant**

23.01  Consent of KPMG LLP**

27.01  Financial Data Schedule**

------------

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

(10) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed November 1, 1993. (File No. 0-15963)

(11) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed May 15, 1996. (File No. 0-15963)

(12) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 27, 1996. (File No. 0-15963)

(13) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed November 12, 1998. (File No. 0-15963)

(14) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed February 14, 2000. (File No. 0-15963)