Form 10-Q
period 2000-09-30
INVIVO CORP
filed 2000-11-13
CIK 806168

================================================================================

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 ---------------

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, at September 30, 2000 was 4,390,249 shares.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INVIVO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                        SEPTEMBER 30,        JUNE 30,
                                                            2000               2000
                                                        ------------       ------------
                                                         (UNAUDITED)
                             ASSETS
Current assets:
   Cash and cash equivalents                            $    532,500            969,800
   Short term investments                                  7,014,200          6,817,600
   Trade receivables, net                                 14,127,000         14,656,600
   Inventories                                            10,583,600         10,132,000
   Deferred income taxes                                   1,343,000          1,343,000
   Prepaid expenses and other current assets                 484,700            407,200
                                                        ------------       ------------
        Total current assets                              34,085,000         34,326,200

Property and equipment, net                                6,031,300          6,139,600
Intangible assets                                          8,364,200          8,439,700
Other assets                                                 562,600            570,500
                                                        ------------       ------------
                                                        $ 49,043,100         49,476,000
                                                        ============       ============
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $  2,324,700          2,725,600
   Accrued expenses                                        2,581,600          3,381,100
   Current portion of long-term debt and
     bank borrowings                                         142,700            142,700
   Income taxes payable                                    1,219,800          1,347,200
                                                        ------------       ------------
        Total current liabilities                          6,268,800          7,596,600

Long-term debt, excluding current portion                  1,354,300          1,392,900
Deferred income taxes                                        118,000            118,000
Other liabilities                                             52,000             52,000
                                                        ------------       ------------
        Total liabilities                                  7,793,100          9,159,500
                                                        ------------       ------------
Stockholders' equity:
  Common stock                                                43,600             43,600
  Additional paid-in capital                              26,330,100         26,257,300
  Retained earnings                                       14,886,600         14,041,800
  Accumulated other comprehensive loss                       (10,300)           (26,200)
                                                        ------------       ------------
        Total stockholders' equity                        41,250,000         40,316,500
                                                        ------------       ------------
Commitments and contingencies                           $ 49,043,100         49,476,000
                                                        ============       ============


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                       -------------------------------
                                           2000               1999
                                       ------------       ------------
Sales                                  $ 12,673,300         12,863,800
Cost of goods sold                        6,421,400          6,405,400
                                       ------------       ------------
   Gross profit                           6,251,900          6,458,400

Operating expenses:
  Selling, general
    and administrative                    4,271,800          4,012,400
  Research and experimental                 772,700            772,500
                                       ------------       ------------
    Total operating expenses              5,044,500          4,784,900
                                       ------------       ------------

    Income from operations                1,207,400          1,673,500

Other income (expense):
  Interest income                           115,400            109,800
  Interest expense                          (33,000)           (31,300)
  Other, net                                     --              2,900
                                       ------------       ------------
    Income before income taxes            1,289,800          1,754,900

Income tax expense                          445,000            596,700
                                       ------------       ------------
    Net income                         $    844,800          1,158,200
                                       ============       ============
Basic net income per common share      $        .19                .27
                                       ============       ============
Weighted average common
 shares outstanding (basic)               4,381,209          4,280,680
                                       ============       ============
Diluted net income per common
 Share                                 $        .19                .26
                                       ============       ============
Weighted average common
 shares outstanding (diluted)             4,490,685          4,523,255
                                       ============       ============

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                         2000              1999
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   844,800       $ 1,158,200
  Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
      Depreciation and amortization                                      399,200           311,500
      Change in operating assets and liabilities:
          Trade receivables                                              529,600        (1,016,700)
          Inventories                                                   (451,600)         (466,800)
          Prepaid expenses and other current assets                      (77,500)         (136,300)
          Accrued expenses                                              (799,500)         (359,000)
          Accounts payable                                              (400,900)          278,200
          Income taxes payable                                          (127,400)          424,200
                                                                     -----------       -----------

      Net cash (used in) provided by operating activities                (83,300)          193,300
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale of short term investments                             (180,700)        1,147,200
  Capital expenditures                                                  (215,400)         (986,900)
  Other assets                                                             7,900           (11,800)
                                                                     -----------       -----------

      Net cash (used in) provided by investing activities               (388,200)          148,500
                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                              72,800             3,500
  Principal payments under long-term debt and other liabilities          (38,600)          (26,100)
                                                                     -----------       -----------
      Net cash provided by (used in) financing activities                 34,200           (22,600)
                                                                     -----------       -----------
Net (decrease) increase in cash and cash equivalents                    (437,300)          319,200
Cash and cash equivalents at beginning of period                         969,800           207,800
                                                                     -----------       -----------
Cash and cash equivalents at end of period                           $   532,500       $   527,000
                                                                     ===========       ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

     Income taxes                                                    $   572,400       $   252,000
                                                                     ===========       ===========
     Interest                                                        $    33,000       $    31,300
                                                                     ===========       ===========


See accompanying notes to consolidated financial statements.

                               INVIVO CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

    The consolidated balance sheet as of September 30, 2000 and the related consolidated statements of income for the three-month periods ended September 30, 2000 and 1999; and the consolidated statements of cash flows for the three month periods ended September 30, 2000 and 1999 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

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

                                                                     SAFETY AND
                                                 PATIENT SAFETY      INDUSTRIAL
                                                   MONITORING     INSTRUMENTATION   CORPORATE         TOTAL
                                                 --------------   ---------------   ---------         -----
For the three months ended September 30, 2000
 Net sales ...................................        $ 8,018          4,655             --          12,673
 Income from operations ......................            923            613           (329)          1,207
 Depreciation and amortization ...............            252            134             13             399
 Total assets ................................         29,056         10,645          9,342          49,043


                                                                     SAFETY AND
                                                 PATIENT SAFETY      INDUSTRIAL
                                                   MONITORING     INSTRUMENTATION   CORPORATE         TOTAL
                                                 --------------   ---------------   ---------         -----
For the three months ended September 30, 1999
 Net sales ...................................        $ 7,954          4,910             --          12,864
 Income from operations ......................          1,232            864           (422)          1,674
 Depreciation and amortization ...............            219             84              9             312
 Total assets ................................         26,534         10,064          9,519          46,117

3.    DEBT AND BANK BORROWINGS

        The Company's bank line of credit of $1,000,000 expires on December 1, 2000. The Company fully expects to renew the line of credit. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At September 30, 2000, $1,000,000 was available under the line of credit.

4.    COMPREHENSIVE INCOME

      The components of comprehensive income, net of tax, are as follows:

                                                    Three Months Ended
                                          September 30, 2000     September 30, 1999
                                          ------------------     ------------------
Net Income                                   $  844,800              1,158,200

Change in unrealized
gain (loss) on short-term investments            15,900                 (2,700)
                                             ----------             ----------
Comprehensive income                         $  860,700              1,155,500
                                             ==========             ==========


5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 on July 1, 2000. As the Company does not currently have any derivative instruments for hedging activities, SFAS No. 133 does not have an impact on its current consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Sales

    Sales for the first quarter ended September 30, 2000 were $12,673,300, a decrease of 1.5% over sales of $12,863,800 for the same period in fiscal 2000. The sales decrease for the first quarter of fiscal 2001 was primarily due to a sales decline at the Company's safety and industrial instrumentation segment as the Company's non-contact infrared temperature products continued to experience competitive pricing pressures and difficult market conditions. The Company's pressure sensing devices and oxygen monitoring products also experienced sales declines. An increase in sales at the Company's gas detection product line partially offset the sales declines.

    Sales at the Company's patient safety monitoring business were relatively flat as compared to year earlier sales. Continued growth in sales of the Company's MRI vital signs monitor offset a decrease in "Millennia" product sales as the general monitoring market experienced slowing market conditions.

Gross Profit

    The gross profit margin decreased for the three-month period ended September 30, 2000 to 49.3% from 50.2% in the previous fiscal period. The decrease was largely attributable to heavy price discounting of the non-contact infrared industrial products due to difficult market conditions and the impact of decreased sales at the other safety and industrial instrumentation product lines relative to fixed cost of sale components. The gross profit margin for the patient safety monitoring business remained stable for the quarter ended September 30, 2000.

Operating Expenses

    Selling, general and administrative expenses for the first quarter of fiscal 2001 increased 6.5% or $259,400 as compared to the same period in fiscal 2000. Selling, general and administrative expenses were 33.7% of sales for the three months ended September 30, 2000 compared with 31.2% for the same period in fiscal 2000. The increase in these expenditures in aggregate for the three months ended September 30, 2000 was primarily due to higher administrative and selling expenses at the Company's patient safety monitoring business. The increase in general and administrative expenses at the patient safety monitoring business was in anticipation of higher sales volume for the quarter than was actually achieved. The increase in selling expenses was largely due to the higher international selling expenses as the Company established a U.K. subsidiary in the quarter.

    Research and experimental expenses remained stable at 6.1% of sales or $772,700 for the quarter ended September 30, 2000. A substantial amount of the aggregate research and experimental expenses are on behalf of the patient safety monitoring business as the Company continues to develop additional features to its vital signs monitor product line.

Other Income and Expense

    Interest income was $115,400 for the first quarter of fiscal 2001 as compared to $109,800 for the prior year period. The increase was largely due to the higher interest rates earned on the Company's short-term investments. Interest expense remained stable at $33,000 in the first quarter of fiscal 2001.

Provision for Income Taxes

    The effective tax rate for the first quarter of fiscal 2001 was 34.5% as compared to 34% for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at September 30, 2000 increased to $27,816,200 from $26,729,600 at June 30, 2000. Net cash used in operating activities was $83,300 for the three months ended September 30, 2000 compared with $193,300 provided by operating activities for the three months ended September 30, 1999. This decrease was largely the result of changes in operating assets and liabilities, particularly accrued expenses, inventories, accounts payable, and income taxes payable.

    Capital expenditures were $215,400 for the first three months of fiscal 2001 compared to $986,900 for the prior year period. Capital expenditures were primarily related to information system software enhancements and additional demonstration equipment for the direct sales force at the Company's patient safety monitoring business.

    The Company believes that its cash resources and cash flow from operations are adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2001. As the Company did not foresee any near term borrowing requirements coupled with the fees associated with maintaining a bank line of credit, the Company elected to decrease its bank line of credit from $7,500,000 to $1,000,000 in May of 2000. The line of credit expires on December 1, 2000. The Company expects to renew the line of credit. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At September 30, 2000, $1,000,000 was available under the line of credit.

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


NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the Company's plans, expectations, estimates and beliefs. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances. Factors that could cause actual results, events or circumstances to differ from forward-looking statements made in this report include those set forth in the following "Risk Factors" section.


RISK FACTORS

Risks Relating to the Company's Business:


THE COMPANY IS DEPENDENT ON A CONCENTRATED LINE OF PRODUCTS

The Company's future financial performance will be largely dependent on its patient monitor product line, which includes a limited number of products. The Company expects its Omni-Trak 3150 MRI patient monitor and its Millennia portable patient monitor to have a substantial impact on revenue growth. In the MRI monitoring market, the success of its Omni-Trak 3150 is heavily dependent on the continued acceptance of MRI technology as a diagnostic tool. In the general patient monitoring market, the Company's Millennia monitor is heavily dependent on its ability to penetrate an already competitive market.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is that of currency risk. During the three months ended September 30, 2000, 22% of the Company's total sales came from non-United States domiciled customers. The Company requires payment in United States (U.S.) currency. If these customers currency devalues against the U.S. dollar, the customers could potentially encounter difficulty in making the U.S. dollar denominated payments.


                           PART II - OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS:

           Not Applicable.

ITEM 2:    CHANGES IN SECURITIES:

           Not Applicable.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES:

           Not Applicable.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

           Not Applicable.

ITEM 5:    OTHER INFORMATION:

           Not Applicable.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

        (a)

           Exhibit No.          Description of Exhibit
           -----------          ----------------------
           Exhibit 10.20        Employment Agreement for James Hawkins
           Exhibit 10.21        Employment Agreement for John Glenn
           Exhibit 10.22        Employment Agreement for F. Larry Young
           Exhibit 10.23        Employment Agreement for Stuart Baumgarten
           Exhibit 11.1         Statement of Computation of Net Income Per Share
           Exhibit 27.0         Financial Data Schedule

        (b) Reports on Form 8-K:

            None.

                                   SIGNATURES

    In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INVIVO CORPORATION



Date:  November 14, 2000                 By: /s/ JOHN F. GLENN
                                             -----------------------------------
                                              Vice President - Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX

           Exhibit No.          Description of Exhibit
           -----------          ----------------------
           Exhibit 10.20        Employment Agreement for James Hawkins
           Exhibit 10.21        Employment Agreement for John Glenn
           Exhibit 10.22        Employment Agreement for F. Larry Young
           Exhibit 10.23        Employment Agreement for Stuart Baumgarten
           Exhibit 11.1         Statement of Computation of Net Income Per Share
           Exhibit 27.0         Financial Data Schedule