Form 10-Q
period 2000-12-31
INVIVO CORP
filed 2001-02-13
CIK 806168

================================================================================



                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                                 ---------------

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, at December 31, 2000 was 4,393,249 shares.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INVIVO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                        DECEMBER 31,         JUNE 30,
                                                            2000               2000
                                                        ------------       ------------
                             ASSETS
Current assets:
   Cash and cash equivalents                            $    460,300            969,800
   Short term investments                                  7,369,100          6,817,600
   Trade receivables, net                                 14,527,100         14,656,600
   Inventories                                            10,443,900         10,132,000
   Deferred income taxes                                   1,081,000          1,343,000
   Prepaid expenses and other current assets                 637,500            407,200
                                                        ------------       ------------

        Total current assets                              34,518,900         34,326,200

Property and equipment, net                                6,087,200          6,139,600
Intangible assets                                          8,301,500          8,439,700
Other assets                                                 553,900            570,500
                                                        ------------       ------------

                                                        $ 49,461,500         49,476,000
                                                        ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $  1,954,000          2,725,600
   Accrued expenses                                        2,540,200          3,381,100
   Current portion of long-term debt and
     bank borrowings                                         142,700            142,700
   Income taxes payable                                    1,192,200          1,347,200
                                                        ------------       ------------

        Total current liabilities                          5,829,100          7,596,600

Long-term debt, excluding current portion                  1,315,700          1,392,900
Deferred income taxes                                        123,000            118,000
Other liabilities                                             52,000             52,000
                                                        ------------       ------------

        Total liabilities                                  7,319,800          9,159,500
                                                        ------------       ------------

Stockholders' equity:
  Common stock                                                43,900             43,600
  Additional paid-in capital                              26,335,500         26,257,300
  Retained earnings                                       15,767,100         14,041,800
  Accumulated other comprehensive loss                        (4,800)           (26,200)
                                                        ------------       ------------

        Total stockholders' equity                        42,141,700         40,316,500
                                                        ------------       ------------

Commitments and contingencies

                                                        $ 49,461,500         49,476,000
                                                        ============       ============


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                 DECEMBER 31,                          DECEMBER 31,
                                       -------------------------------       -------------------------------
                                           2000               1999               2000               1999
                                       ------------       ------------       ------------       ------------
Sales                                  $ 13,034,000         13,027,700         25,707,300         25,891,500
Cost of goods sold                        6,702,100          6,851,200         13,123,500         13,256,600
                                       ------------       ------------       ------------       ------------

   Gross profit                           6,331,900          6,176,500         12,583,800         12,634,900
                                       ------------       ------------       ------------       ------------
Operating expenses:
  Selling, general
    and administrative                    4,335,800          3,763,700          8,607,600          7,775,100
  Research and experimental                 719,800            638,700          1,492,500          1,412,200
                                       ------------       ------------       ------------       ------------

   Total operating expenses               5,055,600          4,402,400         10,100,100          9,187,300
                                       ------------       ------------       ------------       ------------

   Income from operations                 1,276,300          1,774,100          2,483,700          3,447,600

Other income (expense):
  Interest income                            99,100             95,900            214,500            205,700
  Interest expense                          (31,100)           (33,300)           (64,200)           (64,600)
  Other, net                                      -             (1,200)                 -              1,700
                                       ------------       ------------       ------------       ------------

   Income before income taxes             1,344,300          1,835,500          2,634,000          3,590,400

Income tax expense                          463,800            624,200            908,700          1,220,900
                                       ------------       ------------       ------------       ------------

   Net income                          $    880,500       $  1,211,300          1,725,300          2,369,500
                                       ============       ============       ============       ============

Basic net income per common share      $        .20       $        .28                .39                .55
                                       ============       ============       ============       ============

Weighted average common
 Shares outstanding (basic)               4,393,249          4,309,084          4,387,229          4,294,882
                                       ============       ============       ============       ============

Diluted net income per common
 Share                                 $        .20       $        .27                .38                .53
                                       ============       ============       ============       ============

Weighted average common
 Shares outstanding (diluted)             4,473,133          4,500,029          4,481,909          4,511,343
                                       ============       ============       ============       ============


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                                         2000              1999
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 1,725,300         2,369,500
  Adjustments to reconcile net income to
    Cash provided by operating activities:
      Depreciation and amortization                                      781,300           647,100
      Deferred Income Taxes                                              267,000                 -
      Change in operating assets and liabilities:
          Trade receivables                                              129,500        (2,463,100)
          Inventories                                                   (141,400)         (993,000)
          Prepaid expenses and other current assets                     (230,300)         (165,900)
          Accrued expenses                                              (840,900)       (1,014,900)
          Accounts payable                                              (771,600)          692,900
          Income taxes payable                                          (155,000)          303,100
                                                                     -----------       -----------

   Net cash provided by (used in) operating activities                   763,900          (624,300)
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale of short-term investments                             (530,100)        1,852,000
  Capital expenditures                                                  (761,200)       (1,281,300)
  Other assets                                                            16,600           (11,900)
                                                                     -----------       -----------

   Net cash (used in) provided by investing activities                (1,274,700)          558,800
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                              78,500           179,700
  Bank borrowings, net                                                         -            41,500
  Principal payments under long-term debt and other liabilities          (77,200)          (24,900)
                                                                     -----------       -----------

   Net cash provided by financing activities                               1,300           196,300
                                                                     -----------       -----------

Net (decrease) increase in cash and cash equivalents                    (509,500)          130,800
Cash and cash equivalents at beginning of period                         969,800           207,800
                                                                     -----------       -----------

Cash and cash equivalents at end of period                           $   460,300       $   338,600
                                                                     ===========       ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:

     Income taxes                                                    $   793,600         1,035,700
                                                                     ===========       ===========
     Interest                                                        $    64,200            64,600
                                                                     ===========       ===========


See accompanying notes to consolidated financial statements.

                               INVIVO CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

   The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

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

                                                               SAFETY AND
                                          PATIENT SAFETY       INDUSTRIAL
                                            MONITORING       INSTRUMENTATION    CORPORATE           TOTAL
                                          --------------     ---------------    ---------         --------
For the three months ended
December 31, 2000
    Net sales .........................      $  8,446               4,588              --           13,034
    Income from operations ............         1,045                 578            (347)           1,276
    Depreciation and amortization .....           275                  94              13              382

For the three months ended
December 31, 1999
    Net sales .........................      $  8,097               4,931              --           13,028
    Income from operations ............         1,241                 802            (269)           1,774
    Depreciation and amortization .....           173                  75              13              261

For the six months ended
December 31, 2000
    Net sales .........................      $ 16,464               9,243              --           25,707
    Income from operations ............         1,968               1,194            (678)           2,484
    Depreciation and amortization .....           527                 228              26              781

Total assets at December 31, 2000 .....        28,746              11,339           9,377           49,462

For the six months ended
December 31, 1999
    Net sales .........................      $ 16,051               9,840              --           25,891
    Income from operations ............         2,473               1,665            (690)           3,448
    Depreciation and amortization .....           336                 148              22              506

Total assets at December 31, 1999 .....        28,110              10,542           8,767           47,419

3.   DEBT AND BANK BORROWINGS

     The Company's bank line of credit of $1,000,000 was renewed at the same terms on December 1, 2000 and expires on December 1, 2001. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At December 31, 2000, $1,000,000 was available under the line of credit.

4.   COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

                                     Three Months Ended             Six Months Ended
                                  ------------------------      ------------------------
                                   Dec. 31,       Dec. 31,       Dec. 31,      Dec. 31,
                                     2000           1999           2000           1999
                                  ---------      ---------      ---------      ---------
     Net Income                     880,500      1,211,300      1,725,300      2,369,500
     Change in unrealized
     gain (loss) on Short
       Term Investments               5,500        232,500         12,500        230,700
                                  ---------      ---------      ---------      ---------
     Comprehensive income           886,000      1,443,800      1,737,800      2,600,200
                                  =========      =========      =========      =========

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999

Sales

   Sales of $13,034,000 for the second quarter ended December 31, 2000 were essentially flat as compared to sales of $13,027,700 for the second quarter ended December 31, 1999. Sales for the six months ended December 31, 2000 decreased 0.7% to $25,707,300 compared with $25,891,500 for the comparable period last year. Sales at the Company's patient safety monitoring business increased 4.3% in the second quarter as compared to year earlier sales. Continued growth in sales of the Company's MRI vital signs monitor offset a decrease in "Millennia" product sales as the general monitoring market continued to experience slowing market conditions. The sales increase at the patient safety monitoring business for the second quarter of fiscal 2001 was offset by a sales decline at the Company's safety and industrial instrumentation segment as the Company's non-contact infrared temperature products continued to experience competitive pricing pressures and difficult market conditions. The Company's pressure sensing devices and oxygen monitoring products also experienced sales declines. An increase in sales at the Company's gas detection product line partially offset the other sales declines. For the six months ended December 31, 2000, the sales increase at the patient safety monitoring business in the second quarter was not enough to offset the sales decline in the industrial instrumentation segment.

Gross Profit

   The gross profit margin increased for the three and six month periods ended December 31, 2000 to 48.6% and 49.0% from 47.4% and 48.8%, respectively, from the previous fiscal periods. The increase was attributable to an increase in patient safety monitoring business as a percentage of total revenue, the effect of which offset the deteriorating gross margins of the non-contact infrared industrial products due to heavy price discounting and the impact of decreased sales at the other safety and industrial instrumentation product lines relative to fixed cost of sale components.

Operating Expenses

   Selling, general and administrative expenses for the three and six month periods ended December 31, 2000 increased 15.2% or $572,100 and 10.7% or $832,500, respectively, from the previous fiscal periods. Selling, general and administrative expenses were 33.3% and 33.5% of sales for the three and six month periods ended December 31, 2000 compared with 28.9% and 30.0%, respectively, for the comparable periods in fiscal 2000. The increase in these expenditures in aggregate and as a percentage of sales for the three and six month periods ended December 31, 2000 was due to higher administrative and selling expenses at the Company's patient safety monitoring business. The increase in selling, general and administrative expenses at the patient safety monitoring business was in anticipation of higher sales volume for the three and six month periods than was actually achieved. The increase in selling expenses was also due to higher international selling expenses as the Company established a U.K. subsidiary in the first quarter of fiscal 2001.

   Research and experimental expenses were 5.5% and 5.8% of sales for the three and six month periods ended December 31, 2000 compared to 4.9% and 5.5% for the comparable periods in fiscal 2000. The increase in the second quarter as compared to the prior year period was due to a portion of the expenditures related to equipment for the production of the Company's proprietary anesthetic agent module for the "Millennia" being capitalized in the second quarter of fiscal 2000. The Company plans to continue its efforts in developing new products and enhancing its existing ones and expects future aggregate research and experimental expenditures to be consistent with the second quarter of fiscal 2001 levels.

Other Income and Expense

   Interest income was $99,100 for the second quarter of fiscal 2001 as compared to $95,900 for the prior year period. The increase was largely due to the higher interest rates earned on the Company's short-term investments. Interest expense remained stable at $31,100 in the second quarter of fiscal 2001.

Provision for Income Taxes

   The effective tax rate for the first quarter of fiscal 2001 was 34.5% as compared to 34.0% for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital at December 31, 2000 increased to $28,689,800 from $26,729,600 at June 30, 2000. Net cash provided by operating activities was $763,900 for the six months ended December 31, 2000 compared with $624,300 used by operating activities for the six months ended December 31, 1999. This increase was largely the result of changes in operating assets and liabilities, particularly accounts receivable and deferred income taxes.

   Capital expenditures were $761,200 for the first six months of fiscal 2001 compared to $1,281,300 for the prior year period. Capital expenditures were primarily related to information system software enhancements and additional demonstration equipment for the direct sales force at the Company's patient safety monitoring business and leasehold improvements and manufacturing equipment at the Company's new facility for the oxygen monitoring business.

   The Company believes that its cash resources and cash flow from operations are adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2001. As the Company did not foresee any near term borrowing requirements coupled with the fees associated with maintaining a bank line of credit, the Company elected to decrease its bank line of credit from $7,500,000 to $1,000,000 in May of 2000. The line of credit was renewed at the same terms for one year on December 1, 2000. The

Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At December 31, 2000, $1,000,000 was available under the line of credit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure is that of currency risk. During the six months ended December 31, 2000, 20% of the Company's total sales came from non-United States domiciled customers. The Company requires payment in United States (U.S.) currency. If these customers currency devalues against the U.S. dollar, the customers could potentially encounter difficulty in making the U.S. dollar denominated payments.


                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

         Not Applicable.

ITEM 2:  CHANGES IN SECURITIES:

         Not Applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

         Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

         At the Annual Meeting of Stockholders of the Company held on December 7, 2000 the Stockholders:

         1. Elected all of the nominees for Director for the ensuing year as follows:

              NAME                      FOR          AGAINST       ABSTAIN
              ----                      ---          -------       -------
         Ernest Goggio               3,351,183          0           3,100
         James Hawkins               3,351,183          0           3,100
         George Sarlo                3,351,183          0           3,100
         Laureen DeBuono             3,351,183          0           3,100

         2. Ratified the selection of KPMG LLP as independent auditors for the Company. The number of shares voted in favor of the ratification was 3,350,283.


ITEM 5:  OTHER INFORMATION:

         Not Applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)

               Exhibit No.         Description of Exhibit
               -----------         ----------------------
               Exhibit 10.17       Fourth Amendment to Credit Agreement between
                                   Wells Fargo Bank and Invivo Corporation dated
                                   December 1, 2000
               Exhibit 11.1        Statement of Computation of Net Income Per
                                   Share

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