Form 10-Q
period 2001-03-31
INVIVO CORP
filed 2001-05-15
CIK 806168

================================================================================



                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 ---------------

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, at March 31, 2001 was 4,423,249 shares.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       INVIVO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   MARCH 31,        JUNE 30,
                                                     2001             2000
                                                  -----------      -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                      $ 1,060,600          969,800
   Short term investments                           9,408,200        6,817,600
   Trade receivables, net                          13,977,200       14,656,600
   Inventories                                     10,245,100       10,132,000
   Deferred income taxes                            1,110,000        1,343,000
   Prepaid expenses and other current assets          915,800          407,200
                                                  -----------      -----------

        Total current assets                       36,716,900       34,326,200

Property and equipment, net                         6,141,700        6,139,600
Intangible assets                                   7,474,700        8,439,700
Other assets                                          262,900          570,500
                                                  -----------      -----------

                                                  $50,596,200       49,476,000
                                                  ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $ 1,967,800        2,725,600
   Accrued expenses                                 3,097,700        3,381,100
   Current portion of long-term debt and
     bank borrowings                                  142,700          142,700
   Income taxes payable                             1,251,200        1,347,200
                                                  -----------      -----------

        Total current liabilities                   6,459,400        7,596,600

Long-term debt, excluding current portion           1,277,100        1,392,900
Deferred income taxes                                 123,000          118,000
Other liabilities                                          --           52,000
                                                  -----------      -----------

        Total liabilities                           7,859,500        9,159,500
                                                  -----------      -----------

Stockholders' equity:
  Common stock                                         44,200           43,600
  Additional paid-in capital                       26,440,500       26,257,300
  Retained earnings                                16,252,000       14,041,800
  Accumulated other comprehensive loss                     --          (26,200)
                                                  -----------      -----------

        Total stockholders' equity                 42,736,700       40,316,500
                                                  -----------      -----------

Commitments and contingencies
                                                  $50,596,200       49,476,000
                                                  ===========      ===========

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   MARCH 31,                             MARCH 31,
                                       -------------------------------       -------------------------------
                                           2001               2000               2001               2000
                                       ------------       ------------       ------------       ------------
Sales                                  $ 13,800,900       $ 13,232,300         39,508,100         39,123,800
Cost of goods sold                        7,088,700          6,854,000         20,242,100         20,110,600
                                       ------------       ------------       ------------       ------------

   Gross profit                           6,712,200          6,378,300         19,266,000         19,013,200
                                       ------------       ------------       ------------       ------------

Operating expenses:
  Selling, general
    and administrative                    5,008,700          4,274,300         13,586,200         12,049,300
  Research and experimental                 883,700            800,800          2,376,300          2,213,000
                                       ------------       ------------       ------------       ------------

   Total operating expenses               5,892,400          5,075,100         15,962,500         14,262,300
                                       ------------       ------------       ------------       ------------

   Income from operations                   819,800          1,303,200          3,303,500          4,750,900

Other income (expense):
  Interest income                           109,500             77,200            324,000            282,900
  Interest expense                          (27,900)           (34,600)           (92,100)           (99,200)
  Loss on sale of G.C. Industries          (600,500)                --           (600,500)                --
  Other, net                                439,100            415,500            439,100            417,200
                                       ------------       ------------       ------------       ------------

   Income before income taxes               740,000          1,761,300          3,374,000          5,351,800

Income tax expense                          255,100            598,700          1,163,800          1,819,600
                                       ------------       ------------       ------------       ------------

   Net income                          $    484,900       $  1,162,600          2,210,200          3,532,200
                                       ============       ============       ============       ============

Basic net income per common share      $        .11       $        .27                .50                .82
                                       ============       ============       ============       ============

Weighted average common
 Shares outstanding (basic)               4,410,438          4,362,999          4,394,965          4,317,588
                                       ============       ============       ============       ============

Diluted net income per common
 Share                                 $        .11       $        .26                .49                .78
                                       ============       ============       ============       ============

Weighted average common
 Shares outstanding (diluted)             4,463,154          4,497,405          4,475,657          4,506,697
                                       ============       ============       ============       ============

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                        2001              2000
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 2,210,200       $ 3,532,200
  Adjustments to reconcile net income to
    Cash provided by operating activities:
      Depreciation and amortization                                    1,138,200           916,700
      Loss on sale of G.C. Industries                                    600,500                --
      Write-off of note receivable                                       203,600
      Deferred income taxes                                              238,000                --
      Change in operating assets and liabilities:
          Trade receivables                                              594,100        (1,609,800)
          Inventories                                                   (174,700)       (1,388,200)
          Prepaid expenses and other current assets                     (508,600)         (332,300)
          Accrued expenses                                              (402,700)         (692,600)
          Accounts payable                                              (757,800)            9,000
          Income taxes payable                                           (96,000)          405,700
                                                                     -----------       -----------

   Net cash provided by operating activities                           3,044,800           840,700
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale of short-term investments                           (2,564,400)        1,483,900
  Proceeds from sale of G.C. Industries                                  664,000                --
  Capital expenditures                                                (1,172,400)       (1,827,900)
  Other assets                                                            50,800            (3,200)
                                                                     -----------       -----------

   Net cash (used in) investing activities                            (3,022,000)         (347,200)
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                             183,800           179,700
  Bank borrowings, net                                                        --           (78,400)
  Principal payments under long-term debt and other liabilities         (115,800)          (37,400)
                                                                     -----------       -----------

   Net cash provided by financing activities                              68,000            63,900
                                                                     -----------       -----------

Net increase in cash and cash equivalents                                 90,800           557,400
Cash and cash equivalents at beginning of period                         969,800           207,800
                                                                     -----------       -----------

Cash and cash equivalents at end of period                           $ 1,060,600       $   765,200
                                                                     ===========       ===========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:

     Income taxes                                                    $ 1,018,600       $ 1,478,400
                                                                     ===========       ===========
     Interest                                                        $    92,100       $    99,200
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

2.   SEGMENT INFORMATION

   The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company's chief operating decision-maker is considered to be the Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis accompanied by information by business segment. The Company operates in two business segments: (i) patient safety monitoring, which designs, manufactures, and markets monitoring systems that measure and display vital signs of patients in medical settings; and (ii) safety and industrial instrumentation, which is engaged in the design, manufacture, and marketing of sensor-based instruments for safety and industrial process control applications. These segments are managed separately because of different customers and products that require different business strategies. The Company evaluates the operating performance of its segments based on net sales and income from operations.

   Summarized financial information concerning the Company's business segments is shown in the following table. The "Corporate" column includes general and administrative and corporate-related expenses not allocated to reportable segments (in thousands).

                                                                SAFETY AND
                                            PATIENT SAFETY      INDUSTRIAL
                                              MONITORING      INSTRUMENTATION    CORPORATE        TOTAL
                                            --------------    ---------------    ---------      --------
For the three months ended March 31, 2001
    Net sales ...........................      $  9,153              4,648             --         13,801
    Income from operations ..............           905                578           (663)           820
    Depreciation and amortization .......           263                 79             15            357


For the three months ended March 31, 2000
    Net sales ...........................      $  8,350              4,882             --         13,232
    Income from operations ..............           972                764           (433)         1,303
    Depreciation and amortization .......           144                113             13            270

For the nine months ended March 31, 2001
    Net sales ...........................      $ 25,617             13,891             --         39,508
    Income from operations ..............         2,873              1,771         (1,340)         3,304
    Depreciation and amortization .......           790                307             41           1138

Total assets at March 31, 2001 ..........        28,750             10,679         11,167         50,596

For the nine months ended March 31, 2000
    Net sales ...........................      $ 24,401             14,723             --         39,124
    Income from operations ..............         3,445              2,430         (1,124)         4,751
    Depreciation and amortization .......           591                290             36            917

Total assets at March 31, 2000 ..........        28,898              9,747          9,467         48,112


3.   DEBT AND BANK BORROWINGS

     The Company's bank line of credit of $1,000,000 was renewed at the same terms on December 1, 2000 and expires on December 1, 2001. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At March 31, 2001, $1,000,000 was available under the line of credit.

4.   COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

                                    Three Months Ended               Nine Months Ended
                              Mar. 31, 2001   Mar. 31, 2000    Mar. 31, 2001   Mar. 31, 2000
                              -------------   -------------    -------------   -------------
Net Income                        484,900       1,162,600        2,210,200       3,532,200

Change in unrealized
gain (loss) on Short Term
Investments                            --         (77,800)          26,200         152,900
                               ----------      ----------       ----------      ----------

Comprehensive income              484,900       1,084,800        2,236,400       3,685,100
                               ==========      ==========       ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

Sales

   Sales of $13,800,900 for the third quarter ended March 31, 2001 increased 4.3% as compared to sales of $13,232,300 for the third quarter ended March 31, 2000. Sales for the nine months ended March 31, 2001 increased 1.0% to $39,508,100 compared with $39,123,800 for the comparable period last year. Sales at the Company's patient safety monitoring business increased 9.6% in the third quarter as compared to year earlier sales. Continued growth in sales of the Company's MRI vital signs monitor offset a decrease in "Millennia" product sales as the general monitoring market continued to experience slowing market conditions. The sales increase at the patient safety monitoring business for the third quarter of fiscal 2001 was offset by a sales decline at the Company's safety and industrial instrumentation segment as the Company's non-contact infrared temperature products continued to experience competitive pricing pressures and difficult market conditions. The Company's pressure sensing devices and oxygen monitoring products also experienced sales declines. An increase in sales at the Company's gas detection product line for the three and nine month periods ended March 31, 2001 partially offset the other sales declines in the safety and industrial segment. For the nine months ended March 31, 2001, the sales increase at the patient safety monitoring business slightly offset the sales decline in the industrial instrumentation segment.

Gross Profit

   The gross profit margin increased slightly for the three and nine month periods ended March 31, 2001 to 48.6% and 48.8% from 48.2% and 48.6%, respectively, from the previous fiscal periods. The increase was attributable to an increase in patient safety monitoring business as a percentage of total revenue, the effect of which offset the deteriorating gross margins of the non-contact infrared industrial products due to price discounting and the impact of decreased sales at the other safety and industrial instrumentation product lines relative to fixed cost of sale components.

Operating Expenses

   Selling, general and administrative expenses for the three and nine month periods ended March 31, 2001 increased 17.2% or $734,400 and 12.8% or $1,536,900, respectively, from the previous fiscal periods. Selling, general and administrative expenses were 36.3% and 34.4% of sales for the three and nine month periods ended March 31, 2001 compared with 32.3% and 30.8%, respectively, for the comparable periods in fiscal 2000. The increase in these expenditures in aggregate and as a percentage of sales for the three and nine month periods ended March 31, 2001 was primarily due to higher administrative and selling expenses at the Company's patient safety monitoring business along with the write-off of the remaining balance on a note receivable of $203,600, net of a deferred gain of $52,000, from the sale of a product line in fiscal 1996. The Company believes that the note receivable is not collectable based on the recent non-performance of the buyer and the effect of the current economic downturn on the product line's market. The increase in selling, general and administrative expenses at the patient safety monitoring business was in anticipation of higher sales volume for the three and nine month periods than was actually achieved. The increase in selling expenses was also due to higher sales commission expenses and higher international selling expenses as the Company established a U.K. subsidiary in the first quarter of fiscal 2001.

   Research and experimental expenses were 6.4% and 6.0% of sales for the three and nine month periods ended March 31, 2001 compared to 6.1% and 5.7% for the comparable periods in fiscal 2000. The increase in the third quarter as compared to the prior year period was due to a portion of the expenditures related to equipment for the production of the Company's proprietary anesthetic agent module for the "Millennia" being capitalized in the second and third quarters of fiscal 2000. The Company plans to continue its efforts in developing new products and enhancing its existing ones and expects future aggregate research and experimental expenditures to be consistent with the second quarter of fiscal 2001 levels.

Other Income and Expense

   Interest income was $109,500 for the third quarter of fiscal 2001 as compared to $77,200 for the prior year period. The increase was largely due to the higher balances on the Company's short-term investments. Interest expense remained stable at $27,900 in the third quarter of fiscal 2001.

   On March 2, 2001, the Company sold G.C. Industries, a gas permeation device business, for $664,000 in cash. The asset sale resulted in a loss of $600,500. G.C. Industries was a part of the safety and industrial segment and represented approximately 1% of the Company's annual sales.

   Other income, net for the third quarter of fiscal 2001 of $439,100 included a gain of $450,000 on the settlement of a patent infringement lawsuit brought by the Company against a competitor in the MRI monitoring market. Other income, net for the three months ended March 30, 2000 included a $415,500 gain on the sale of short-term investments.

Provision for Income Taxes

   The effective tax rate for the nine months ended March 31, 2001 was 34.5% as compared to 34.0% for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital at March 31, 2001 increased to $30,257,500 from $26,729,600 at June 30, 2000. Net cash provided by operating activities was $2,789,200 for the nine months ended March 31, 2001 compared with $840,700 used by operating activities for the nine months ended March 31, 2000. This increase was largely the result of changes in operating assets and liabilities, particularly accounts receivable and deferred income taxes.

   Capital expenditures were $1,172,400 for the first nine months of fiscal 2001 compared to $1,827,900 for the prior year period. Capital expenditures were primarily related to information system software enhancements and additional demonstration equipment for the direct sales force at the Company's patient safety monitoring business and leasehold improvements and manufacturing equipment at the Company's new facility for the oxygen monitoring business.

   The Company believes that its cash resources and cash flow from operations are adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2001. As the Company did not foresee any near term borrowing requirements coupled with the fees associated with maintaining a bank line of credit, the Company elected to decrease its bank line of credit from $7,500,000 to $1,000,000 in May of 2000. The line of credit was renewed at the same terms for one year on December 1, 2000. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At March 31, 2001, $1,000,000 was available under the line of credit.

   The Company will continue to explore opportunities for the possible acquisitions of technologies or businesses, which may require the Company to seek additional financing.


RECENT ACCOUNTING PRONOUNCEMENTS

   SAB 101 In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin NO. 101 (SAB 101), Revenue Recognition in Financial Statements as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 for the quarter ended March 31, 2001. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position or results of operations.


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

   In addition, the recent consolidation in the medical care provider market has resulted in a number of very large purchasers of medical devices. These large purchasers may prefer to establish relationships with medical device manufacturers who are larger than the Company and that have broad and diverse product lines.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's sales are primarily denominated in U.S. dollars and as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to its sales. The Company does not currently hedge against foreign currency rate fluctuations. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.


                           PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

         Not Applicable.

ITEM 2:  CHANGES IN SECURITIES:

         Not Applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

         Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

         Not Applicable

ITEM 5:  OTHER INFORMATION:

         Not Applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)

               Exhibit No.          Description of Exhibit
               -----------          ----------------------
               Exhibit 10.20        First Amendment to Lease between Principal
                                    Life Insurance Company and Invivo
                                    Corporation dated February 26, 2001

               Exhibit 10.21        Lease between Arcadia Management Services
                                    and Invivo Corporation dated November 29,
                                    2000

               Exhibit 11.1         Statement of Computation of Net Income Per
                                    Share

         (b)   Reports on Form 8-K:

               None.

                                   SIGNATURES

   In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INVIVO CORPORATION



Date:  May 15, 2001                          By: /s/ JOHN F. GLENN
                                                 -------------------------------
                                                 Vice President-Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)