Form 10-K
period 2001-06-30
INVIVO CORP
filed 2001-09-28
CIK 806168

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 2001

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of $10.55 on September 24, 2001, the aggregate market value of registrant's voting Common Stock held by non-affiliates of the registrant was approximately $46,665,300.

There were 4,423,249 shares of the registrant's Common Stock, $.01 par value, outstanding on September 24, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year June 30, 2001 are incorporated by reference in Part III.

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

    The Company has established relationships with most of the world's largest MRI equipment manufacturers. It presently maintains distribution agreements or other OEM vendor relationships with Siemens A.G. Medical Engineering Group ("Siemens Medical"), Philips Medical Systems ("Philips Medical"), Hitachi Medical Corporation, and GE Medical Systems ("GE Medical"). GE Medical, Siemens Medical and Philips Medical have approved the use of the Company's monitors for incorporation into their MRI equipment. In fiscal 2001, the Company entered into an agreement with Philips Medical to develop an integrated MRI compatible patient vital signs monitoring system for use with Philips' MRI scanner designed for cardiovascular disease diagnosis.

    In addition to the patient monitoring business, the Company offers a line of safety and industrial instrumentation products. The percentage of sales contributed by the Company's patient monitoring line of products was 62%, 62% and 65% for fiscal years 1999, 2000, and 2001, respectively.

    Financial information regarding operating segments for the three years ended June 30, 2001 is included in Note 14 "Segment Information," of the Notes to the Consolidated Financial Statements.

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

    The Company believes the MRI marketplace will continue to grow as new uses for MRI are developed. The Company believes that over 2,000 new MRI units were sold worldwide in 2000.

    MRI patient monitoring technology enables physicians to track vital signs while the patient is undergoing an MRI procedure. While not every MRI use requires a patient monitor, as uses continue to expand, the Company believes patient monitoring during the MRI procedure has become increasingly important. The MRI environment presents unique challenges for patient monitoring. A monitor must not interfere with the MRI in a manner that degrades the image. In addition, the monitor signal must be protected from the MRI's magnetic field and radio frequencies in order to maintain the accurate performance of the monitor. In light of these challenges, only three companies are currently manufacturing MRI patient monitors. The Company believes it is the market leader.

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

    The Company estimates the worldwide market for patient monitoring products that measure multiple vital signs, including MRI and general patient monitoring, was approximately $2.0 billion in 2000. This market consists of three segments identified by their environments. The first segment is the portable monitoring market that includes the emergency room, bedsides, cath labs and neo-natal care units of hospitals. The second segment is the inpatient and outpatient operating room market. The final segment includes intensive and critical care units in hospitals.

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

    MAGNITUDE. In fiscal 2001, the Company introduced its full featured, high-end MRI monitor. The Magnitude provides all of the features of the Omni-Trak 3150 along with Digital Signal Processing (DSP) of the ECG signal for enhanced ECG performance and removal of MRI gradient artifact. The Magnitude also offers automatic identification and measurement of five anesthetic agents.

GENERAL PATIENT MONITORING

    Based on its reputation in the MRI patient monitoring field and its technological expertise, the Company has penetrated the general patient monitoring market.

    MILLENNIA. The Millennia portable patient monitor is a compact multi-parameter vital signs monitor, which weighs approximately 15 pounds. Hospitals maximize the use of their monitors because they can easily be moved with a patient or between locations. The Millennia also features a large color display and user-friendly interface. Additional features include a module for anesthetic agent identification and analysis that allows an anesthesiologist to confirm the type and amount of anesthetic gas that is administered to a patient and the ability to measure blood oxygen levels in non-tranquil patients (such as newborns) whose frequent and unpredictable movements make the use of many traditional monitors difficult. The Company is developing a product that will measure multiple anesthetic agents simultaneously. The Company also developed a modified version of the Millennia for incorporation into GE Medical 's CT scanners for use in cardiology.

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

    The Company's flagship safety product, the MicroMax, is a hand-sized, microprocessor-based, portable, multi-gas detector. The MicroMax simultaneously detects up to four gases. The MicroMax PRO, an enhanced version of the MicroMax, has additional features that include voice messaging and data logging software. The Company also offers the UniMax, a pocket-sized, microprocessor-based, portable, single-gas detector. UniMax is available with up to nine interchangeable plug-in sensors for various types of gases and allows for audible and visual alarm combinations.

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

    The Company sells its pressure sensing devices primarily to plastic extrusion equipment manufacturers who use these devices in their production processes. Manufacturers in the food, beverage, synthetic fiber and pharmaceutical industries also use these devices to measure the pressure of processing ingredients.

SALES AND MARKETING

    Unlike many other medical device companies its size, the Company sells its patient monitoring products in the United States through a direct sales force. The domestic sales force includes 31 salespersons organized into five regions in the United States. Distributors, assisted by the Company's five international sales personnel located in Europe and in the Far East, handle sales throughout the rest of the world.

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

    The Company has also established relationships with leading hospital group purchasing organizations such as HealthTrust, Premier Inc., AmeriNet, Inc., Broadlane, Inc., HealthSouth and MedAssets/Insource.

    The Company markets its safety and industrial instrumentation products mostly through distributors and its own sales personnel. The Company sells these products primarily to municipalities, utilities, telephone companies, oil refineries and OEMs.

    Foreign sales represented 21%, 22% and 23% of the Company's total sales in fiscal 2001, 2000 and 1999. The Company is actively trying to expand its international presence, especially in the patient monitoring business. See Note 14 of the Notes to Consolidated Financial Statements for additional information regarding foreign sales.

    The Company's backlog of unfilled purchase orders for all its products was approximately $11.3 million as of June 30, 2001, compared to approximately $10.1 million as of June 30, 2000 and approximately $7.3 million as of June 30, 1999. Within the next 12 months, the Company expects to ship all of its current backlog. Because of customer changes in delivery schedules and the possible cancellation of orders, backlog as of any particular date may not be representative of the Company's actual sales for any succeeding fiscal period. Historically, order cancellations have not been significant. The Company's businesses are not inherently seasonal, although for some of its businesses orders and shipments in the first and second fiscal quarters have been historically lower than the third and fourth quarters.

MANUFACTURING AND ASSEMBLY

    Other companies manufacture components and subassemblies to the Company's specifications. The Company then assembles its products at its facilities in California and Florida. The patient monitoring and gas detection manufacturing facilities are ISO 9001 certified. The Company generally obtains the materials and supplies that it uses to produce its products from a wide variety of suppliers. The Company has not experienced any significant shortages. Although certain materials that the Company uses in the manufacture of patient monitoring and gas detection devices are available from only a few suppliers, the Company does not anticipate any significant difficulties in obtaining any of these materials in the foreseeable future.

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

    The Company's manufacturing facilities and the manufacture of its products are subject to FDA regulations regarding registration of manufacturing facilities, compliance with FDA good manufacturing practices and the reporting of adverse events. The FDA's good manufacturing practices, titled "Quality System Regulation", require preproduction design controls and implementation of a full quality assurance system along with standards for manufacturing processes and facilities and record keeping for device failure and complaint investigations. The Company is subject to periodic on-site inspection for compliance with such regulations. The FDA may also conduct investigations and evaluations of the Company's products at its own initiative or in response to customer complaints or reports of malfunctions. If the FDA believes that its regulations have been violated, it has extensive enforcement authority including the power to seize, embargo or restrain entry of products from the market and to prohibit the operation of manufacturing facilities until the noted deficiencies are corrected to their satisfaction.

    The Company seeks, where appropriate, to comply with the certification and safety standards of various organizations such as Underwriters' Laboratories, the Canadian Standards Association and the various safety and test regulations of the European Community. The Company recently received approval from the Japanese Ministry of Health and Labor Welfare to market its new MRI monitor.

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

RESEARCH AND EXPERIMENTAL

    During fiscal years 2001, 2000, and 1999 the Company's research and experimental expenses were approximately $3.3 million, $3.0 million, and $3.0 million, respectively. Most of these expenditures relate to the patient safety monitoring business.

INTELLECTUAL PROPERTY

    The Company's success and competitive position depends upon its continued ability to develop new proprietary technology while protecting the Company's existing intellectual property. As of June 30, 2001, the Company held nine US patents expiring at different times between 2002 and 2018 and had one US patent application pending.

    There is no assurance that any of the Company's current or future patent applications will result in patents, and the Company's existing or future patents may be circumvented, declared invalid or challenged as to scope or ownership. For these and other reasons, the Company may not realize any competitive advantage from the Company's existing patents and any patents that the Company may be granted in the future. Furthermore, others may develop technologies that are similar or superior to the Company's proprietary technologies or design around any patents that the Company may hold. In addition, the Company has not secured patent protection in foreign countries and the Company cannot be certain that the steps the Company takes to prevent misappropriation of our intellectual property abroad will be effective, or that the application of foreign laws to technology developed abroad will not adversely effect the validity or enforceability of the Company's U.S. patents.

EMPLOYEES

    As of June 30, 2001 the Company had 361 employees. The Company is not a party to any collective bargaining agreement and has not experienced a strike or work stoppage. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The following table sets forth information with respect to the real property owned or leased by the Company which it considers material to its business.


                                                    GENERAL CHARACTER                      OWNERSHIP OR DATE OF
      LOCATION                                   AND USE OF THE PROPERTY                    EXPIRATION OF LEASE
      --------                                   -----------------------                   --------------------
      Pleasanton, California           3,200 square-foot headquarters facility                   April 2006

      Fremont, California              8,000 square-foot building used as the                    July 2006
                                       Company's manufacturing and distribution
                                       facility for its gas calibration and process
                                       control products

      Orlando, Florida                 54,000 square-foot building used as the                      Owned
                                       manufacturing, distribution and administrative
                                       facility for the Company's patient monitoring
                                       products

      Cucamonga, California            35,000 square-foot building used as the                   March 2011
                                       manufacturing, distribution and administrative
                                       facility for the Company's oxygen monitoring
                                       products

      Miramar, Florida                 14,000 square-foot building used as the                 September 2005
                                       manufacturing, distribution and administrative
                                       facility for the Company's gas detection and
                                       monitoring products

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

    In April of 1997, the plaintiff's insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to U.S. District Court. The action by CNA was dismissed by the District Court on January 19, 2000 as the District Court found CNA did not have standing as the real party of interest. CNA appealed the decision to the Ninth Circuit Court of Appeals. A three-member panel of the Ninth Circuit reversed the dismissal and remanded the case back to Federal District Court on July 30, 2001. The Company has appealed this decision and requested a decision from the full panel of the Ninth Circuit.

    The Company intends to vigorously defend itself in these proceedings. Any judgment against the Company that exceeds the amount that its insurer is required to pay could have a material adverse effect on its business and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4(A). EXECUTIVE OFFICERS OF THE COMPANY

    Our executive officers and directors as of June 30, 2001 are listed below, together with brief accounts of their business experience and certain other information.

NAME                                               AGE                        POSITION
----                                               ---                        --------
James B. Hawkins................................    45   President, Chief Executive Officer, Secretary and Director
John F. Glenn...................................    40   Vice President, Finance and Chief Financial Officer
F. Larry Young..................................    42   Vice President, Operations
Stuart Baumgarten...............................    47   President, Invivo Research, Inc.

    James B. Hawkins has been President, Chief Executive Officer and a Director of Invivo and its predecessor since August 1985. He also has served as Secretary of Invivo since July 1986. He earned his undergraduate degree in Business Commerce from Santa Clara University and his MBA from San Francisco State University.

    John F. Glenn was appointed Vice President, Finance and Chief Financial Officer of Invivo in November 1990. Mr. Glenn earned his undergraduate degree in Business Administration from the University of Nevada and his MBA from the University of Santa Clara.

    F. Larry Young has been Vice President, Operations of Invivo since April 1990 and the Chief Operating Officer of the Lumidor Safety Products subsidiary since August 1996.

    Stuart Baumgarten has been President of the Invivo Research subsidiary since November 1998. From March 1996 to November 1998, Mr. Baumgarten served as Vice President of Sales and Marketing for Invivo Research.

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

                                              HIGH        LOW
                                              -----      -----
                YEAR ENDED JUNE 30, 2001
                  First Quarter ........      11.88          8
                  Second Quarter .......      11.88       7.13
                  Third Quarter ........      10.88       7.18
                  Fourth Quarter .......      10.18          8
                YEAR ENDED JUNE 30, 2000
                  First Quarter ........         14       11.5
                  Second Quarter .......      13.25         10
                  Third Quarter ........         13      10.56
                  Fourth Quarter .......      12.50          8

    As of June 30, 2001 the Company had 59 shareholders of record of our common stock, although there are a larger number of beneficial holders.

DIVIDEND POLICY

    The Company intends to retain future earnings to finance the expansion of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. If the Company were to declare dividends in the future, such dividends would be paid at the discretion of its board of directors after taking into account various factors, including, among other things, the Company's financial condition, results of operations, cash flows from operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, the Company's credit facility prohibits the payment of dividends without consent from the lender.

ITEM 6. SELECTED FINANCIAL DATA

    The operations data set forth below with respect to the fiscal years ended June 30, 2001, 2000 and 1999 and the balance sheet data at June 30, 2001 and 2000 are derived from, and are qualified by, reference to the Company's audited financial statements included elsewhere herein and should be read in conjunction with those financial statements and the notes thereto. The operations data set forth below with respect to the fiscal years ended June 30, 1998 and 1997 and the balance sheet data at June 30, 1999, 1998 and 1997 are derived from audited financial statements not included herein.


                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                -------------------------------------------------------------------
                                                                    FISCAL YEAR ENDED JUNE 30,
                                                -------------------------------------------------------------------
                                                  2001           2000          1999           1998           1997
                                                --------       --------      --------       --------       --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Sales ..................................      $ 54,279       $ 52,750      $ 48,858       $ 40,651         35,904
  Gross profit ...........................        26,432         25,745        24,490         19,695         17,285
  Operating expenses
    Selling, general and administrative ..        18,601         16,583        15,623         13,429         14,174
    Research and experimental ............         3,305          3,028         3,007          2,455          2,449
  Other income (expense) .................           747          1,088          (153)          (383)          (184)
  Loss on Sale of G.C. Industries ........          (601)            --            --             --             --
  Income tax expense .....................         1,618          2,256         1,889          1,165            162
  Net income .............................      $  3,054       $  4,967      $  3,818       $  2,263       $    316
  Basic net income per common share ......      $    .69       $   1.15      $   1.07       $    .69       $    .10
  Weighted average common shares
    outstanding (basic) ..................         4,403          4,329         3,552          3,265          3,239
  Diluted net income per common share ....      $    .68       $   1.10      $   1.00       $    .66       $    .09
  Weighted average common shares
    outstanding (diluted) ................         4,476          4,497         3,831          3,427          3,445


                                                                JUNE 30,
                                      -----------------------------------------------------------
                                       2001         2000         1999         1998         1997
                                      -------      -------      -------      -------      -------
CONSOLIDATED BALANCE SHEET DATA:
  Working capital ..............      $31,380      $26,730      $22,949      $ 9,364      $ 7,474
  Total assets .................       52,011       49,476       44,641       30,195       26,612
  Long-term debt ...............        1,647        1,393        1,375        1,480        1,584
  Stockholders' equity .........       43,709       40,325       35,167       18,168       15,815

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000


    SALES Sales for fiscal 2001 were $54,279,100, an increase of 2.9% over sales of $52,749,900 for fiscal 2000. Sales at the Company's patient safety monitoring business increased 7.7% in fiscal 2001 as compared to fiscal 2000. Continued growth in sales of the Company's MRI vital signs monitor offset a decrease in "Millennia" product sales as the general monitoring market experienced slowing market conditions. The sales increase at the patient safety monitoring business for fiscal 2001 was offset by a sales decline at the Company's safety and industrial instrumentation segment as the Company's non-contact infrared temperature products continued to experience difficult market conditions. The Company's pressure sensing devices and oxygen monitoring products also experienced sales declines. An increase in sales at the Company's gas detection product line in fiscal 2001 partially offset the other sales declines in the safety and industrial segment.

    GROSS PROFIT The gross profit margin decreased slightly in fiscal 2001 to 48.7% from 48.8% in fiscal 2000. An increase in the gross profit margin at the patient safety monitoring business helped offset the deteriorating gross margins of the non-contact infrared industrial products due to price discounting and other safety and industrial instrumentation product lines due to decreased sales.

    OPERATING EXPENSES Selling, general and administrative expenses for fiscal 2001 increased 12.2% or $2,018,200 compared to fiscal 2000. Selling, general and administrative expenses were 34.3% of sales for fiscal 2001 compared with 31.4% for fiscal 2000. The increase in these expenditures in aggregate and as a percentage of sales for fiscal 2001 was primarily due to higher administrative and selling expenses at the Company's patient safety monitoring business along with the write-off of the remaining balance on a note receivable of $203,600, net of a deferred gain of $52,000, from the sale of a product line in fiscal 1996. The note receivable was deemed not collectable based on the recent non-performance of the buyer and the effect of the current economic downturn on the product line's market. The increase in selling, general and administrative expenses at the patient safety monitoring business was in anticipation of higher sales volume for fiscal 2001 than was actually achieved. The increase in selling expenses was also due to higher sales commission expenses and higher international selling expenses as the Company established a U.K. subsidiary in the first quarter of fiscal 2001.

    Research and experimental expenses were $3,305,000 or 6.1% of sales for fiscal 2001 compared to $3,027,700 or 5.7% for fiscal 2000. The increase in these expenses in aggregate and as a percentage of sales in fiscal 2001 was due to increased expenditures on behalf of the patient safety monitoring business which offset a decline in research and experimental expenditures at the safety and industrial instrumentation product lines. The Company plans to continue its efforts in developing new products and enhancing its existing ones and expects future research and experimental expenditures as a percentage of sales to be in the range of fiscal 2001 levels.

    OTHER INCOME AND EXPENSE Other income, net for fiscal 2001 of $861,400 included a gain of $450,000 on the settlement of a patent infringement lawsuit brought by the Company against a competitor in the MRI monitoring market. Other income also included interest income which was $435,200 for fiscal 2001 as compared to $388,800 for fiscal 2000. The increase in interest income was due to higher balances on the Company's short-term investments. Interest expense decreased to $114,700 for fiscal 2001 compared with $137,000 for fiscal 2000.

    On March 2, 2001, the Company sold G.C. Industries, a gas permeation device business, for $664,000 in cash. The asset sale resulted in a loss of $600,500. G.C. Industries was a part of the safety and industrial segment and represented approximately 1% of the Company's annual sales.

    PROVISION FOR INCOME TAXES The effective tax rate for fiscal 2001 was 34.6% as compared to 31.20% for fiscal 2000. The increase in the effective rate was primarily due to a loss on the sale of G.C. Industries not deductible for tax purposes. The effective rate differs from the statutory rate due principally to the benefit of a foreign sales corporation and other credits.

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

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at June 30, 2001 increased to $31,380,100 from $26,729,600 at June 30, 2000. Net cash provided by operating activities was $2,307,100 for fiscal 2001 compared with $1,712,600 provided by operating activities for fiscal 2000. This increase was largely the result of changes in operating assets and liabilities, particularly accounts receivable and inventories.

    Capital expenditures were $1,459,700 for fiscal 2001 compared to $2,101,300 for the prior year period. Capital expenditures were primarily related to information system software enhancements and additional demonstration equipment for the direct sales force at the Company's patient safety monitoring business and leasehold improvements and manufacturing equipment at the Company's new facility for the oxygen monitoring business.

    The Company believes that its cash resources and cash flow from operations are adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2002. The Company's $1,000,000 revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At June 30, 2001, $1,000,000 was available under the line of credit.

    In September 2001, The Company's Board of Directors authorized the use of up to $2 million of the Company's cash for repurchases of the Company's common stock. These purchases, if commenced, could be suspended and then further commenced or restarted at any time.

    The Company will continue to explore opportunities for the possible acquisitions of technologies or businesses, which may require the Company to seek additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately, Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives up to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. Statement 142 must be adopted in fiscal years beginning after December 15, 2001. Early adoption is permitted before the issuance of the Company's first quarter's financial statements. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

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

RISK FACTORS

THE COMPANY IS DEPENDENT ON A CONCENTRATED LINE OF PRODUCTS

    The Company's future financial performance will be largely dependent on its patient monitor product line, which includes a limited number of products. The Company expects its MRI patient monitors and its Millennia portable patient monitor to have a substantial impact on revenue growth. In the MRI monitoring market, the success of its MRI monitors is heavily dependent on the continued acceptance of MRI technology as a diagnostic tool. In the general patient monitoring market, the Company's Millennia monitor is heavily dependent on its ability to further penetrate an already competitive market.

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

    In April of 1997, the plaintiff's insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to U.S. District Court. The action by CNA was dismissed by the District Court on January 19, 2000 as the District Court found CNA did not have standing as the real party of interest. CNA appealed the decision to the Ninth Circuit Court of Appeals. A three-member panel of the Ninth Circuit reversed the dismissal and remanded the case back to Federal District Court on July 30, 2001. The Company has appealed this decision and requested a decision from the full panel of the Ninth Circuit.

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

    The Company has had product liability claims made against it in the past and may have further claims made against it in the future. While the Company is insured for certain product liability claims, not all claims will be covered and the level of its insurance may not be sufficient to protect it from the full amount of a successful claim. In addition, the Company may not be able to obtain adequate amounts of insurance at an acceptable cost. Claims made against the Company that are not insured, or that exceed the amount of the Company's coverage, could have a material adverse effect on its business and results of operations.

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

THE COMPANY FACES INCREASED RISKS OF INTERNATIONAL OPERATIONS

    International sales have accounted for over 20% of the Company's sales for each of the past three years and may increase over time. International sales are subject to a number of risks, including the following:

    - fluctuations in exchange rates may affect the demand for products and services the Company provides in foreign markets

    - adverse changes in local economic conditions could depress the demand for the Company's products

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's sales are primarily denominated in U.S. dollars and as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to its sales. The Company does not currently hedge against exchange foreign currency rate fluctuations. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company's future operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Consolidated Financial Statements:

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
Independent Auditors' Report .......................................................................           18

Consolidated Balance Sheets - June 30, 2001 and 2000 ...............................................           19

Consolidated Statements of Income for the Years Ended June 30, 2001, 2000, and 1999 ................           20

Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years
   Ended June 30, 2001, 2000, and 1999 .............................................................           21

Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000, and 1999 ............           22

Notes to Consolidated Financial Statements .........................................................      23 - 32

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Invivo Corporation:


We have audited the accompanying consolidated balance sheets of Invivo Corporation and subsidiaries (the Company) as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invivo Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.




August 3, 2001

                       INVIVO CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             June 30, 2001 and 2000


                                                                                      2001               2000
                                                                                  ------------       ------------
                                                      ASSETS
Current assets:
     Cash and cash equivalents                                                    $    280,000            969,800
     Short-term investments                                                          9,091,300          6,817,600
     Trade receivables, less allowance for doubtful accounts of
         $507,100 as of June 30, 2001 and $533,900 as of June 30, 2000              15,656,600         14,656,600
     Inventories                                                                    11,249,100         10,132,000
     Deferred income taxes                                                           1,013,300          1,343,000
     Prepaid expenses and other current assets                                         465,500            407,200
                                                                                  ------------       ------------
                    Total current assets                                            37,755,800         34,326,200

Property and equipment, net                                                          6,398,000          6,139,600
Intangible assets                                                                    7,633,900          8,439,700
Other assets                                                                           223,400            570,500
                                                                                  ------------       ------------

                                                                                  $ 52,011,100         49,476,000
                                                                                  ============       ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $  2,267,200          2,725,600
     Accrued expenses                                                                3,662,900          3,381,100
     Current portion of long-term debt and capital leases                              154,700            142,700
     Income taxes payable                                                              147,000          1,347,200
     Other current liabilities                                                         143,900                 --
                                                                                  ------------       ------------
                    Total current liabilities                                        6,375,700          7,596,600

Long-term debt and capital leases, excluding current portion                         1,647,100          1,392,900
Deferred income taxes                                                                  279,700            118,000
Other                                                                                       --             52,000
                                                                                  ------------       ------------
                    Total liabilities                                                8,302,500          9,159,500
                                                                                  ------------       ------------

Stockholders' equity:
     Common stock, $.01 par value; authorized shares totaling 20,000,000;
         issued and outstanding shares totaling 4,423,249 as of
         June 30, 2001 and 4,362,999 as of June 30, 2000                                44,200             43,600
     Additional paid-in capital                                                     26,581,500         26,257,300
     Retained earnings                                                              17,095,900         14,041,800
     Accumulated other comprehensive loss                                              (13,000)           (26,200)
                                                                                  ------------       ------------
                    Total stockholders' equity                                      43,708,600         40,316,500
Commitments and contingencies
                                                                                  ------------       ------------
                                                                                  $ 52,011,100         49,476,000
                                                                                  ============       ============


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                    Years ended June 30, 2001, 2000 and 1999


                                                             2001               2000               1999
                                                         ------------       ------------       ------------
Sales                                                    $ 54,279,100         52,749,900         48,858,000
Cost of goods sold                                         27,847,000         27,005,100         24,368,000
                                                         ------------       ------------       ------------
                    Gross profit                           26,432,100         25,744,800         24,490,000
                                                         ------------       ------------       ------------

Operating expenses:
     Selling, general, and administrative                  18,601,000         16,582,800         15,622,800
     Research and experimental                              3,305,000          3,027,700          3,007,300
                                                         ------------       ------------       ------------
                    Total operating expenses               21,906,000         19,610,500         18,630,100
                                                         ------------       ------------       ------------
                    Income from operations                  4,526,100          6,134,300          5,859,900

Other income (expense):
     Interest expense                                        (114,700)          (137,000)          (255,500)
     Other, net                                               861,400          1,225,200            102,700
     Loss on sale of G.C. Industries                         (600,500)                --                 --
                                                         ------------       ------------       ------------
                    Income before income taxes              4,672,300          7,222,500          5,707,100

Income tax expense                                          1,618,200          2,255,600          1,889,200
                                                         ------------       ------------       ------------
                    Net income                           $  3,054,100          4,966,900          3,817,900
                                                         ============       ============       ============
Basic net income per common share                        $        .69               1.15               1.07
                                                         ============       ============       ============
Weighted-average common shares
      outstanding (basic)                                   4,402,760          4,328,897          3,552,148
                                                         ============       ============       ============
Diluted net income per common share                      $        .68               1.10               1.00
                                                         ============       ============       ============
Weighted-average common shares and
     common share equivalents outstanding (diluted)         4,476,014          4,497,490          3,831,260
                                                         ============       ============       ============


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                    Years ended June 30, 2001, 2000 and 1999


                                                                                                        ACCUMULATED
                                                   COMMON STOCK            ADDITIONAL                     OTHER
                                            --------------------------      PAID-IN       RETAINED     COMPREHENSIVE   COMPREHENSIVE
                                              SHARES         AMOUNT         CAPITAL       EARNINGS         LOSS           INCOME
                                            -----------    -----------    -----------    -----------    -----------     -----------
Balances as of June 30, 1998                  3,269,418    $    32,700     12,878,600      5,257,000             --

Issuance of common stock:
     Stock offering, net of offering
         costs totaling $1,376,723              900,000          9,000     11,898,300             --             --
     Acquisition of Invivo Research Inc.         82,256            800      1,047,000             --             --

Exercise of stock options                        28,900            300        161,800             --             --

Tax benefit from exercise of options                 --             --         90,900             --             --

Net income                                           --             --             --      3,817,900             --       3,817,900

Unrealized loss on short-term
     investments                                     --             --             --             --        (27,800)        (27,800)
                                            -----------    -----------    -----------    -----------    -----------     -----------
Balances as of June 30, 1999                  4,280,574         42,800     26,076,600      9,074,900        (27,800)    $ 3,790,100
                                                                                                                        ===========
Exercise of stock options                        82,425            800        178,900             --             --

Tax benefit from exercise of options                 --             --          1,800             --             --

Net income                                           --             --             --      4,966,900             --       4,966,900
Unrealized gain on short-term
     investments                                     --             --             --             --          1,600           1,600
                                            -----------    -----------    -----------    -----------    -----------     -----------
Balances as of June 30, 2000                  4,362,999         43,600     26,257,300     14,041,800        (26,200)    $ 4,968,500
                                                                                                                        ===========
Exercise of stock options                        60,250            600        183,200             --             --

Tax benefit from exercise of options                 --             --        141,000             --             --

Net income                                           --             --             --      3,054,100             --       3,054,100

Unrealized gain on short-term
     investments                                     --             --             --             --         26,200          26,200

Foreign currency translation adjustment              --             --             --             --        (13,000)        (13,000)
                                            -----------    -----------    -----------    -----------    -----------     -----------
Balances as of June 30, 2001                  4,423,249    $    44,200     26,581,500     17,095,900        (13,000)    $ 3,067,300
                                            ===========    ===========    ===========    ===========    ===========     ===========


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                    Years ended June 30, 2001, 2000 and 1999


                                                                           2001              2000              1999
                                                                        -----------       -----------       -----------
Cash flows from operating activities:
     Net income                                                         $ 3,054,100         4,966,900         3,817,900
     Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                 1,465,400         1,248,500           888,800
            Loss on sale of property and equipment                               --                --            46,100
            Loss on sale of G.C. Industries                                 600,500                --                --
            Write-off of note receivable                                    203,600                --                --
            Deferred income taxes                                           491,400          (135,900)         (107,000)
            Tax benefit from exercise of stock options                      141,000             1,800            90,900
            Changes in operating assets and liabilities:
                Trade receivables                                        (1,098,300)       (2,482,800)       (1,896,800)
                Inventories                                                (934,100)       (1,954,800)         (894,800)
                Prepaid expenses and other current assets                   (58,300)          170,600          (126,400)
                Accrued expenses                                             88,400          (193,200)          894,600
                Accounts payable                                           (458,400)         (189,200)         (224,300)
                Income taxes payable                                     (1,200,200)          280,700          (366,700)
                Other current liabilities                                    12,000                --                --
                                                                        -----------       -----------       -----------
                       Net cash provided by operating activities          2,307,100         1,712,600         2,122,300
                                                                        -----------       -----------       -----------
Cash flows from investing activities:
     (Purchase) sale of short-term investments, net                      (2,247,500)        1,403,100        (8,246,900)
     Capital expenditures                                                (1,459,700)       (2,101,300)       (1,120,200)
     Asset acquisition                                                     (482,000)               --                --
     Sale of G.C. Industries                                                664,000                --                --
     Intangible assets                                                           --                --        (2,096,300)
     Other assets                                                            90,300          (300,700)           32,800
                                                                        -----------       -----------       -----------
                    Net cash used in investing activities                (3,434,900)         (998,900)      (11,430,600)
                                                                        -----------       -----------       -----------
Cash flows from financing activities:
     Issuances of common stock, net of offering costs                       183,800           179,600        12,070,200
     Bank borrowings (repayments), net                                    1,541,000                --        (3,087,200)
     Payments under long-term debt and capital leases                    (1,286,800)         (131,300)          (21,000)
                                                                        -----------       -----------       -----------
                    Net cash provided by financing activities               438,000            48,300         8,962,000
                                                                        -----------       -----------       -----------
Net (decrease) increase in cash and cash equivalents                       (689,800)          762,000          (346,300)

Cash and cash equivalents at beginning of year                              969,800           207,800           554,100
                                                                        -----------       -----------       -----------
Cash and cash equivalents at end of year                                $   280,000           969,800           207,800
                                                                        ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             June 30, 2001 and 2000



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

        (h)     INTANGIBLE ASSETS

                Intangible assets include patents and the cost in excess of amounts otherwise assigned to net assets of businesses acquired (goodwill). Patents are amortized on a straight-line basis over their approximate useful lives, not to exceed 17 years. Goodwill is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of goodwill by projecting results of operations over the remaining useful lives of the businesses acquired. Accumulated amortization as of June 30, 2001 and 2000 was approximately $1,240,000 and $1,319,800, respectively. Amortization expense was approximately $254,400, $260,700 and $191,700 for 2001, 2000 and 1999, respectively.

        (i)     REVENUE RECOGNITION

                The Company recognizes revenue and all related costs upon shipment of products to its customers. The Company does not as a matter of contract provide its customers the right of return. However, under certain circumstances the Company has allowed the return of product. Based on experience and other information available to the Company, the Company believes the amount of future returns can be reasonably estimated. An allowance for sales returns is reflected as a current liability with sales revenue in the income statement reduced to reflect estimated sales returns.

        (j)     NET INCOME PER SHARE

                Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common shares outstanding during the period. Dilutive potential common shares consist of employee stock options.


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

        (p)     ACCOUNTING FOR STOCK OPTIONS

                The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying stock exceeded the exercise price on the date of grant. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

        (q)     RECLASSIFICATIONS

                Certain reclassifications have been made in the prior years' financial statements to conform to classifications used in the current year. These reclassifications had no effect on reported earnings.

        (r)     NEW ACCOUNTING PRONOUNCEMENTS

                In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives up to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121. Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. Statement 142 must be adopted in fiscal years beginning after December 15, 2001. Early adoption is permitted before the issuance of the Company's first quarter's financial statements. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

(2)     SHORT-TERM INVESTMENTS

        Short-term investments consist of the following:

                                                                     UNREALIZED
                                                                      HOLDING
                                                     COST         (LOSSES) GAINS       FAIR VALUE
                                                  -----------       -----------       -----------
               As of June 30, 2001:
                   Money market funds             $ 9,091,300                --         9,091,300
                                                  ===========       ===========       ===========
               As of June 30, 2000:
                   Federal agency securities      $ 4,000,000           (26,200)        3,973,800
                   Money market funds               2,843,800                --         2,843,800
                                                  -----------       -----------       -----------
                                                  $ 6,843,800           (26,200)        6,817,600
                                                  ===========       ===========       ===========

(3)     INVENTORIES

        A summary of inventories as of June 30 follows:

                                               2001              2000
                                            -----------       ----------
                       Raw materials        $ 5,847,600        5,051,700
                       Work in process        4,210,600        3,814,300
                       Finished goods         1,190,900        1,266,000
                                            -----------      -----------
                                            $11,249,100       10,132,000
                                            ===========      ===========

(4)     PROPERTY AND EQUIPMENT

        A summary of property and equipment as of June 30 follows:

                                                                    2001               2000
                                                                ------------       ------------
            Land and building                                   $  2,648,500          2,325,400
            Equipment                                              8,106,600          7,706,400
            Furniture and fixtures                                 1,939,100          1,027,600
            Vehicles                                                 110,400            130,400
            Leased improvements                                      331,200            143,300
                                                                ------------       ------------
                                                                  13,135,800         11,333,100

            Less accumulated depreciation and amortization        (6,737,800)        (5,193,500)
                                                                ------------       ------------
                                                                $  6,398,000          6,139,600
                                                                ============       ============


        Included in property and equipment as of June 30, 2001 is $208,200 of equipment under capital lease. Accumulated amortization related to this equipment was $89,500 as of June 30, 2001.

(5)     BORROWINGS

        A summary of debt and bank borrowings as of June 30 follows:

                                                                                2001              2000
                                                                             -----------       -----------
                  Term loan payable in monthly installments of
                      approximately $9,400, including interest at LIBOR
                      plus 2% (5.95% at June 30, 2001); secured by land
                      and building                                           $ 1,679,600         1,375,300

                  Less current portion                                          (113,300)         (104,400)
                                                                             -----------       -----------
                                                                             $ 1,566,300         1,270,900
                                                                             ===========       ===========


        The aggregate maturities of long-term debt as of June 30, 2001 are as follows:

                  Year ending June 30:
                      2002                  $  113,300
                      2003                     113,300
                      2004                     113,300
                      2005                     113,300
                      2006                     113,300
                      Thereafter             1,113,100
                                            ----------
                                            $1,679,600
                                            ==========


        During fiscal year 2001, the Company refinanced its term loan and increased the amount to $1,700,000. The additional funds were used for expansion of its building.

        During fiscal year 2001, the Company renewed its bank line of credit from December 1, 2000 to December 1, 2001. The revolving line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth, a minimum working capital balance, and quarterly and annual profitability, and prohibits the Company from paying dividends. As of June 30, 2001, $1,000,000 was available under the line of credit.

(6)     ACCRUED EXPENSES

        A summary of accrued expenses as of June 30 follows:

                                                          2001             2000
                                                       ----------       ---------
                Accrued compensation and benefits      $2,084,100       1,981,800
                Other                                   1,578,800       1,399,300
                                                       ----------      ----------
                                                       $3,662,900       3,381,100
                                                       ==========      ==========


(7)     LEASE COMMITMENTS

        The Company leases certain facilities and equipment under capital and operating leases. The facilities' leases require the Company to pay certain executory costs such as taxes, insurance, and maintenance. Rent expense related to operating leases was approximately $498,000, $566,200 and $440,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

        A summary of future minimum lease payments required under noncancelable leases with terms in excess of one year, net of sublease rental income, as of June 30, 2001 follows:

                                                                          CAPITAL          OPERATING
                                                                           LEASES             LEASES
                                                                        -----------       ----------
              Fiscal year ending June 30:
                  2002                                                  $    49,800          635,300
                  2003                                                       49,800          646,400
                  2004                                                       37,500          654,800
                  2005                                                         --            664,800
                  2006                                                         --            535,900
                  Thereafter                                                   --            262,900
                                                                        -----------       ----------
                                                                            137,100       $3,400,100
                                                                                          ==========
              Less amount representing interest                             (14,900)
                                                                        -----------
                      Present value of future minimum lease
                        payments                                            122,200
                  Less current portion                                      (41,400)
                                                                        -----------
                      Capital lease obligations, excluding current
                        portion                                         $    80,800
                                                                        ===========

(8)     OTHER INCOME AND EXPENSE

        A summary of other, net as of June 30 follows:

                                                     2001           2000          1999
                                                   --------      ---------      -------
                Interest Income                    $435,200        388,800      148,800
                Gain on Sale of Securities             --          834,000         --
                Settlement of lawsuit               450,000           --           --
                Other                               (23,800)         2,400      (46,100)
                                                   --------      ---------      -------
                                                   $861,400      1,225,200      102,700
                                                   ========      =========      =======

(9)     INCOME TAXES

        A summary of the components of income tax expense (benefit) for the years ended June 30 is as follows:

                                      CURRENT           DEFERRED           TOTAL
                                    -----------       -----------       -----------
            2001:
                Federal             $ 1,008,400           464,600         1,473,000
                State                   118,400            26,800           145,200
                                    -----------       -----------       -----------
                                    $ 1,126,800           491,400         1,618,200
                                    ===========       ===========       ===========

            2000:
                Federal             $ 2,109,900          (202,900)        1,907,000
                State                   281,600            67,000           348,600
                                    -----------       -----------       -----------
                                    $ 2,391,500          (135,900)        2,255,600
                                    ===========       ===========       ===========

            1999:
                Federal             $ 1,718,200           (82,700)        1,635,500
                State                   278,000           (24,300)          253,700
                                    -----------       -----------       -----------
                                    $ 1,996,200          (107,000)        1,889,200
                                    ===========       ===========       ===========


        The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30 are as follows:

                                                                               2001             2000
                                                                           -----------       -----------
                 Deferred tax assets:
                     Reserves and other accruals                           $ 1,013,300         1,343,000
                     Capital loss carryover                                         --           199,400
                                                                           -----------       -----------
                            Gross deferred tax assets                        1,013,300         1,542,400
                 Valuation allowance                                                --          (199,400)
                                                                           -----------       -----------
                            Total deferred tax assets, less valuation
                               allowance                                     1,013,300         1,343,000
                                                                           ===========       ===========
                 Deferred tax liabilities:
                     Tax depreciation in excess of book depreciation          (276,300)          (58,000)
                     State taxes                                                (3,400)          (60,000)
                                                                           -----------       -----------
                            Total deferred tax liabilities                    (279,700)         (118,000)
                                                                           -----------       -----------
                 Net deferred tax asset                                    $   733,600         1,225,000
                                                                           ===========       ===========


        The valuation allowance decreased by $199,400 for the year ended June 30, 2001 due to the utilization and expiration of capital loss carryforwards.

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

        The following summarizes the differences between the income tax expense and the amount computed by applying the 34% federal statutory corporate rate to income before income taxes as follows:

                                                               2001              2000              1999
                                                            -----------       -----------       -----------
            Federal income tax at statutory rate            $ 1,588,600         2,455,700         1,940,000
            State income taxes                                   95,800           230,100           183,000
            Utilization of research, experimental, and
                other credits                                  (136,300)         (103,200)          (67,000)
            Benefit of foreign sales corporation               (132,400)         (201,100)         (257,000)
            Non-deductible goodwill                             342,300            88,100                --
            Meals and entertainment                              65,900            70,500            91,600
            Decrease in valuation allowance on capital
                loss carryforward                              (173,300)               --                --
            Other                                               (32,400)          (50,900)           (1,400)
            Adjustment of prior year's taxes                         --          (233,600)               --
                                                            -----------       -----------       -----------
                                                            $ 1,618,200         2,255,600         1,889,200
                                                            ===========       ===========       ===========

(10)    STOCK OPTION PLAN

        The Company has established stock option plans to provide for the granting of stock options to employees (including officers and directors) at prices not less than the fair market value of the Company's common stock at the date of grant. Options vest ratably over four years and expire in ten years. The Company has reserved 314,400 and 800,000 shares of its common stock for issuance under the 1986 and 1994 plans, respectively. During 2001, the Company granted 55,600 options to purchase shares of common stock.

        Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the plans under the fair-value method. The fair value of options issued under the plans was determined at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility factor of the expected market price of the Company's stock of 68%; a forfeiture rate of 5%; a weighted-average expected life of options of five years; and a risk-free interest rate of 5.31%, 6.20% and 5.00% for 2001, 2000 and 1999, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per common share would approximate the following:

                                                                 2001                 2000               1999
                                                             -------------          ---------          ---------
        Net income                        As reported        $   3,054,100          4,966,900          3,817,900
                                          Pro forma              2,098,168          4,140,257          3,147,118
        Basic net income per share        As reported                  .69               1.15               1.07
                                          Pro forma                    .48                .96               0.89
        Diluted net income per share      As reported                  .68               1.10               1.00
                                          Pro forma                    .47                .92               0.82


        Pro forma net income reflects only options granted from 1996 through 2001. Therefore, the full impact of calculating compensation cost for the Company's plan under SFAS No. 123 is not reflected in the option's vesting period and compensation costs for options granted prior to July 1, 1995 are not considered.

        A summary of stock option activity for the years ended June 30, 2001 and 2000 follows:


                                                                                           WEIGHTED-
                                                                                           AVERAGE
                                        WEIGHTED-        WEIGHTED-                      EXERCISE PRICE
                                        AVERAGE          AVERAGE          OPTIONS         OF OPTIONS
                                        EXERCISE        GRANT DATE      EXERCISABLE     EXERCISABLE AT
                       OPTIONS           PRICE          FAIR VALUE      AT YEAR END        YEAR END
                       -------          --------         --------         --------         --------
June 30, 1998          615,975          $   7.77                           328,401         $   5.51

    Granted            183,000             12.15             7.58
    Exercised          (28,900)             5.60
    Canceled            (6,250)             8.90
                       -------          --------

June 30, 1999          763,825          $   8.89                           426,575         $   6.96

    Granted            186,850             10.03             6.32
    Exercised          (82,425)             2.18
    Canceled           (19,575)            11.25
                       -------          --------

June 30, 2000          848,675              6.94                           466,575             8.83

    Granted             55,600              8.81             5.37
    Exercised          (60,250)             3.05
    Canceled           (32,350)            11.25
                       -------          --------

June 30, 2001          811,675             10.11                           574,150             9.99
                       =======


                                             WEIGHTED-                                NUMBER
                          NUMBER             AVERAGE              WEIGHTED          EXERCISABLE          WEIGHTED-
                       OUTSTANDING AS        REMAINING            AVERAGE              AS OF             AVERAGE
RANGE OF EXERCISE       OF JUNE 30,         CONTRACTUAL           EXERCISE            JUNE 30,           EXERCISE
    PRICES                 2001                LIFE                PRICE               2001               PRICE
---------------         ----------         -----------         -----------         -----------         -----------
$ 2.00 -  5.130             39,200                1.54         $      4.62              39,200         $      4.62
  7.00 -  9.875            323,575                7.44                8.87             182,300                8.44
 10.00 - 16.130            448,900                6.41               11.49             352,650               11.38
                        ----------                                                 -----------
                           811,675                                                     574,150
                        ==========                                                 ===========


(11)    SALARY DEFERRAL PLAN

        The Company's executive officers, together with all other eligible employees, may participate in the Company's 401(k) Salary Deferral Plan (the Plan). Employees become eligible upon completion of six months of service. Each eligible employee receives a retirement benefit based upon accumulated contributions to the Plan by the employee and the Company plus any earnings on such contributions. The Company contributes an amount equal to 35% of the first 4% of compensation which the employee contributes. The Plan currently provides that participants vest 25% each year over a four-year period. Company contributions to the Plan for the plan years ended December 31, 2000 and 1999 were $120,400 and $84,800, respectively.

(12)    LEGAL PROCEEDINGS

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

        In April of 1997, the plaintiff's insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to U.S. District Court. The action by CNA was dismissed by the District Court on January 19, 2000 as the District Court found CNA did not have standing as the real party of interest. CNA appealed the decision to the Ninth Circuit Court of Appeals. A three-member panel of the Ninth Circuit reversed the dismissal and remanded the case back to Federal District Court on July 30, 2001. The Company has appealed this decision and requested a decision from the full panel of the Ninth Circuit.

        The Company intends to vigorously defend itself in these proceedings. Any judgment against the Company that exceeds the amount that its insurer is required to pay could have a material adverse effect on its business and results of operations.

(13)    MAJOR CUSTOMERS AND CREDIT RISK

        In fiscal 2001, 2000 and 1999, no individual customer accounted for greater than 10% of the Company's revenues or trade accounts receivable.

        The Company has a customer base that is diverse geographically and by industry. Customer credit evaluations are performed on an ongoing basis, and collateral is generally not required for trade accounts receivable. Management does not believe the Company has any significant concentration of credit risk as of June 30, 2001.


(14)    NET INCOME PER COMMON SHARE

        The following table presents the calculation for basic and diluted net income per common share.




                                                          FOR THE FISCAL YEAR ENDED JUNE 30,
                                                  ---------------------------------------------------
                                                    2001                 2000                  1999
                                                  ---------            ---------            ---------
BASIC:
   Weighted average common
   Shares outstanding                             4,402,760            4,328,897            3,552,148
                                                  =========            =========            =========

   Net Income                                     3,054,100            4,966,900            3,817,900
                                                  =========            =========            =========

   Basic net income per common share                    .69                 1.15                 1.07
                                                  =========            =========            =========

DILUTED:
   Weighted average common
   Shares outstanding  (basic)                    4,402,760            4,328,897            3,552,148

   Dilutive stock options                            73,254              168,593              279,112
                                                  ---------            ---------            ---------

   Weighted average common
   Shares outstanding (diluted)                   4,476,014            4,497,490            3,831,260
                                                  =========            =========            =========

   Net Income                                     3,054,100            4,966,900            3,817,900
                                                  =========            =========            =========

   Diluted net income per common share            $     .68            $    1.10            $    1.00
                                                  =========            =========            =========

(15)    SEGMENT INFORMATION

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

                                          PATIENT       SAFETY AND
                                           SAFETY       INDUSTRIAL
                                         MONITORING   INSTRUMENTATION    CORPORATE(1)        TOTAL
                                         ----------   ---------------    ------------       ------
For the year ended June 30, 2001:
    Net sales                             $35,503          18,776              --           54,279
    Income from operations                  3,970           2,370          (1,814)           4,526
    Depreciation and amortization             952             464              49            1,465
    Total assets                           29,026          12,733          10,252           52,011


                                          PATIENT       SAFETY AND
                                           SAFETY       INDUSTRIAL
                                         MONITORING   INSTRUMENTATION    CORPORATE(1)        TOTAL
                                         ----------   ---------------    ------------       ------
For the year ended June 30, 2000:
    Net sales                             $32,966          19,784              --           52,750
    Income from operations                  4,512           3,208          (1,586)           6,134
    Depreciation and amortization             943             259              48            1,250
    Total assets                           29,135          10,803           9,538           49,476


                                          PATIENT       SAFETY AND
                                           SAFETY       INDUSTRIAL
                                         MONITORING   INSTRUMENTATION    CORPORATE(1)        TOTAL
                                         ----------   ---------------    ------------       ------
For the year ended June 30, 1999:
    Net sales                             $30,173          18,685              --           48,858
    Income from operations                  4,001           3,266          (1,407)           5,860
    Depreciation and amortization             548             322              19              889
    Total assets                           24,836           9,282          10,523           44,641


        (1) Includes costs not identifiable to a particular segment, such as general and administrative expenses.

        A reconciliation of income from operations to income before income taxes for the year ended June 30 follows:

                                            2001           2000           1999
                                           ------          -----          -----
    Income from operations                 $4,526          6,134          5,860
    Other income (expense)                    146          1,089           (153)
                                           ------          -----          -----
    Income before income taxes              4,672          7,223          5,707
                                           ======          =====          =====

        The Company markets its products in the United States and in foreign countries through its sales personnel and distributors. Export sales account for a portion of the Company's net revenue and are approximately summarized by geographic area as follows (in thousands):

                                          YEAR ENDED JUNE 30,
                                    ---------------------------------
                                      2001         2000         1999
                                    -------      -------      -------
United States                       $42,700       41,400       37,700
Export:
    Europe                            6,500        5,800        5,800
    Pacific Rim                       3,500        4,600        2,900
    Other International               1,600        1,000        2,500
                                    -------      -------      -------
           Total net sales          $54,300       52,800       48,900
                                    =======      =======      =======


(16)    SUPPLEMENTAL CASH FLOW INFORMATION

        Noncash investing and financing activities and supplemental cash flow information are summarized as follows:

                                                           YEAR ENDED JUNE 30,
                                                ------------------------------------------
                                                   2001            2000            1999
                                                ----------      ----------      ----------
Equipment acquired under capital lease          $       --              --         208,200
Common stock issued in connection with the
    acquisition of Invivo Research Inc.                 --              --       1,047,800
Cash paid:
    Income taxes                                 2,186,000       2,109,000       2,272,000
    Interest                                       114,700         137,000         255,500

     SELECTED QUARTERLY FINANCIAL DATA (NOT COVERED BY REPORT OF INDEPENDENT
                                 ACCOUNTANTS):

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS        1ST QTR      2ND QTR      3RD QTR     4TH QTR
                                              -------      -------      -------      -------
FISCAL YEAR 2001
Sales ..................................      $12,673       13,034       13,801       14,771
Gross Profit ...........................        6,252        6,332        6,712        7,166
Net Income .............................          845          881          485          844
Net Income per common share (basic) ....         0.19         0.20         0.11         0.19
Net Income per common share (diluted) ..         0.19         0.20         0.11         0.19

FISCAL YEAR 2000
Sales ..................................      $12,864       13,028       13,232       13,626
Gross Profit ...........................        6,458        6,177        6,378        6,732
Net Income .............................        1,158        1,211        1,163        1,435
Net Income per common share (basic) ....         0.27         0.28         0.27         0.33
Net Income per common share (diluted) ..         0.26         0.27         0.26         0.32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.

The information required is incorporated by reference from the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders.

ITEM 11.

The information required is incorporated by reference from the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders.

ITEM 12.

The information required is incorporated by reference from the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders.

ITEM 13.

The information required is incorporated by reference from the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX


 NUMBER                          DESCRIPTION OF DOCUMENT                              PAGE
 ------                          -----------------------                              ----
   3.01      Restated Certificate of Incorporation of the Registrant(1) ...........

   3.02      Restated By-Laws of the Registrant(2) ................................

   4.01      Form of Common Stock Certificate(2) ..................................

  10.01      Sensor Control Corporation 1986 Incentive Stock Option Plan and
             1986 Non-statutory Stock Option Plan, as amended(3) ..................

  10.02      Indemnity Agreement(2) ...............................................

  10.03      SafetyTek 1994 Stock Option Plan(4) ..................................

  10.04      Credit Agreement between Wells Fargo Bank and Invivo Corp. dated
             October 6, 1998(5) ...................................................

  10.05      First Amendment to Credit Agreement between Invivo Corp. and Wells
             Fargo Bank dated November 1, 1998(5) .................................

  10.06      Stock Option Agreement with Walden Management Corporation Pension
             Fund for the Benefit of George S. Sarlo (1) ..........................

  10.07      Second Amendment to Credit Agreement between Invivo Corp. and Wells
             Fargo Bank dated December 1, 1999 (6) ................................

  10.08      Third Amendment to Credit Agreement between Invivo Corp. and Wells
             Fargo Bank dated May 15, 2000 (7) ....................................

  10.09      First Amendment to Lease between Miramar Flexspace Ltd. and Invivo
             Corporation dated June 12, 2000 (7) ..................................

  10.10      Lease between Sierra Precision and Capellino/Galleano dated June 7,
             2000 (7) .............................................................

  10.11      First Amendment to Lease between Sierra Precision and
             Capellino/Galleano dated July 12, 2000 (7) ...........................

  10.12      Fourth Amendment to Credit Agreement between Invivo Corp. and Wells
             Fargo Bank dated December 1, 2000 (8) ................................

  10.13      First Amendment to Lease between Principal Life insurance Company and Invivo Corporation dated February 26, 2001 (9) ...................

  10.14      Lease between Arcadia Management Services and Invivo Corporation dated November 29, 2000 (9) ..........................................

  10.15      Note and Mortgage Modification Agreement and Notice of Future
             Advance between Suntrust Bank and Invivo Research Inc. dated May
             30, 2001** ...........................................................

  21.01      Subsidiaries of Registrant** .........................................

  23.01      Consent of KPMG LLP** ................................................


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

(2) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 28, 1990. (File No. 0-15963)

(3) Incorporated by reference to corresponding Exhibit included with Registrant's Form 8-K filed January 28, 1991. (File No. 0-15963)

(4) Incorporated by reference to corresponding Exhibit included with Registrant's Form S-8 filed January 27, 1995. (File No. 33-88798)

(5) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed November 12, 1998. (File No. 0-15963)

(6) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed February 14, 2000. (File No. 0-15963)

(7) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-K filed September 26, 2000. (File No. 0-15963)

(8) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed February 14, 2001. (File No. 0-15963)

(9) Incorporated by reference to corresponding Exhibit included with Registrant's Form 10-Q filed April 15, 2001. (File No. 0-15963)

(B) FINANCIAL STATEMENT SCHEDULES

                       Invivo Corporation and Subsidiaries

                                   Schedule II

                        Valuation and Qualifying Accounts
                    Years ended June 30, 2001, 2000 and 1999

                                                    ADDITIONS
                                       BALANCE AT   CHARGED TO                  BALANCE
                                        BEGINNING   COSTS AND                    AT END
                                         OF YEAR     EXPENSES    DEDUCTIONS(1)  OF YEAR
                                         -------      -------      -------      -------
Allowance for doubtful accounts
          Fiscal 2001 .............      533,900      232,000      258,800      507,100

          Fiscal 2000 .............      280,600      502,400      249,100      533,900

          Fiscal 1999 .............      288,300       23,400       31,100      280,600

Warranty Reserve
          Fiscal 2001 .............      396,200      448,100      428,900      415,400

          Fiscal 2000 .............      308,200      330,800      242,800      396,200

          Fiscal 1999 .............      227,000      282,600      201,400      308,200

    (1) Deductions as a result of write-offs

(C) REPORTS ON FORM 8-K

    The Company was not required to file any reports on Form 8-K for the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Invivo Corporation



                                               /S/ JOHN F. GLENN
                                               John F. Glenn
                                               Vice President-Finance\
                                               Chief Financial Officer

September 28, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ ERNEST C. GOGGIO
-----------------------------
Ernest C. Goggio                    Chairman of the Board                 September 28, 2001


/S/ JAMES B. HAWKINS
-----------------------------
James B. Hawkins                    President, Chief                      September 28, 2001
                                    Executive Officer, Director
                                    (principal executive officer)


/S/ JOHN F. GLENN
-----------------------------
John F. Glenn                       Chief Financial Officer               September 28, 2001
                                    (principal financial
                                    and accounting officer)


/S/ LAUREEN DEBUONO
-----------------------------
Laureen DeBuono                     Director                              September 28, 2001


/S/ GEORGE S. SARLO
-----------------------------
George S. Sarlo                     Director                              September 28, 2001