Form 10-Q
period 2001-09-30
INVIVO CORP
filed 2001-11-14
CIK 806168

================================================================================

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, at September 30, 2001 was 4,423,249 shares.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INVIVO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,
                                                                    2001          JUNE 30,
                                                                 (UNAUDITED)        2001
                                                                 -----------     -----------
                           ASSETS

Current assets:
   Cash and cash equivalents                                     $ 1,076,100         280,000
   Short term investments                                          7,873,800       9,091,300
   Trade receivables, net                                         14,937,400      15,656,600
   Inventories                                                    11,920,100      11,249,100
   Deferred income taxes                                           1,013,300       1,013,300
   Prepaid expenses and other current assets                         507,100         465,500
                                                                 -----------     -----------

        Total current assets                                      37,327,800      37,755,800

Property and equipment, net                                        6,466,400       6,398,000
Goodwill                                                           7,633,900       7,633,900
Other assets                                                         223,400         223,400
                                                                 -----------     -----------
                                                                 $51,651,500      52,011,100
                                                                 ===========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $ 1,921,800       2,267,200
   Accrued expenses                                                2,832,400       3,662,900
   Current portion of long-term debt and capital leases              154,700         154,700
   Income taxes payable                                              399,100         147,000
   Other current liabilities                                            --           143,900
                                                                 -----------     -----------

        Total current liabilities                                  5,308,000       6,375,700

Long-term debt and capital leases, excluding current portion       1,620,100       1,647,100
Deferred income taxes                                                279,700         279,700
                                                                 -----------     -----------

        Total liabilities                                          7,207,800       8,302,500
                                                                 -----------     -----------

Stockholders' equity:
  Common stock                                                        44,200          44,200
  Additional paid-in capital                                      26,581,500      26,581,500
  Retained earnings                                               17,798,400      17,095,900
  Accumulated other comprehensive income (loss)                       19,600         (13,000)
                                                                 -----------     -----------

        Total stockholders' equity                                44,443,700      43,708,600
                                                                 -----------     -----------

Commitments and contingencies

                                                                 $51,651,500      52,011,100
                                                                 ===========     ===========

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                      ------------------------------
                                          2001               2000
                                      ------------      ------------
Sales                                 $ 13,363,300        12,673,300
Cost of goods sold                       6,982,600         6,421,400
                                      ------------      ------------

   Gross profit                          6,380,700         6,251,900
                                      ------------      ------------

Operating expenses:
  Selling, general
    and administrative                   4,463,500         4,271,800
  Research and experimental                869,300           772,700
                                      ------------      ------------

   Total operating expenses              5,332,800         5,044,500
                                      ------------      ------------

   Income from operations                1,047,900         1,207,400

Other income (expense):
  Interest income                           71,300           115,400
  Interest expense                         (38,400)          (33,000)
                                      ------------      ------------

   Income before income taxes            1,080,800         1,289,800

Income tax expense                         378,300           445,000
                                      ------------      ------------

   Net income                         $    702,500      $    844,800
                                      ============      ============

Basic net income per common share     $        .16      $        .19
                                      ============      ============

Weighted average common

 shares outstanding (basic)              4,423,249         4,381,209
                                      ============      ============

Diluted net income per common
 Share                                $        .16      $        .19
                                      ============      ============

Weighted average common
 shares outstanding (diluted)            4,511,655         4,490,685
                                      ============      ============

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                      2001            2000
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $    702,500    $    844,800
  Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
      Depreciation and amortization                                    355,800         399,200
      Change in operating assets and liabilities:
          Trade receivables                                            751,800         529,600
          Inventories                                                 (671,000)       (451,600)
          Prepaid expenses and other current assets                    (41,600)        (77,500)
          Accrued expenses                                            (830,500)       (799,500)
          Accounts payable                                            (345,400)       (400,900)
          Income taxes payable                                         252,100        (127,400)
                                                                  ------------    ------------

   Net cash provided by (used in) operating activities                 173,700         (83,300)
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) sale of short term investments                          1,217,500        (180,700)
  Capital expenditures                                                (424,200)       (215,400)
  Purchase of assets                                                  (143,900)             --
  Other assets                                                              --           7,900
                                                                  ------------    ------------

   Net cash provided by (used in) investing activities                 649,400        (388,200)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                --          72,800
  Principal payments under long-term debt and other liabilities        (27,000)        (38,600)
                                                                  ------------    ------------

   Net cash provided by financing activities                            27,000          34,200
                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                   796,100        (437,300)
Cash and cash equivalents at beginning of period                       280,000         969,800
                                                                  ------------    ------------

Cash and cash equivalents at end of period                        $  1,076,100    $    532,500
                                                                  ============    ============


Supplemental disclosures of cash flow information:
Cash paid during the period for:

     Income taxes                                                 $    126,600    $    572,400
                                                                  ============    ============

     Interest                                                     $     38,300    $     33,000
                                                                  ============    ============


See accompanying notes to consolidated financial statements.

                               INVIVO CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

   The consolidated balance sheet as of September 30, 2001 and the related consolidated statements of income for the three-month periods ended September 30, 2001 and 2000; and the consolidated statements of cash flows for the three month periods ended September 30, 2001 and 2000 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

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

                                                                        SAFETY AND
                                                        MEDICAL         INDUSTRIAL
                                                        DEVICE        INSTRUMENTATION     CORPORATE           TOTAL
                                                     --------------   ---------------   --------------    --------------
For the three months ended September 30, 2001
    Net sales ....................................   $        9,078            4,285               --            13,363
    Income from operations .......................            1,139              324             (415)            1,048
    Depreciation and amortization ................              203              140               13               356
    Total assets .................................           29,101           12,872            9,679            51,652

                                                                        SAFETY AND
                                                        MEDICAL         INDUSTRIAL
                                                        DEVICE        INSTRUMENTATION     CORPORATE           TOTAL
                                                     --------------   ---------------   --------------    --------------
For the three months ended September 30, 2000
    Net sales ....................................   $        8,018            4,655               --            12,673
    Income from operations .......................              923              613             (329)            1,207
    Depreciation and amortization ................              252              134               13               399
    Total assets .................................           29,056           10,645            9,342            49,043


        A reconciliation of income from operations to income before income taxes for the quarters ended September 30 follows:

                                2001          2000
                             ----------   ----------
Income from operations       $    1,048        1,207
Other income (expense)               33           83
                             ----------   ----------

Income before income taxes   $    1,081        1,290
                             ==========   ==========

3. DEBT AND BANK BORROWINGS

   The Company's bank line of credit of $1,000,000 expires on December 1, 2001. The Company expects to renew the line of credit. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At September 30, 2001, $1,000,000 was available under the line of credit.

4. COMPREHENSIVE INCOME

   The components of comprehensive income, net of tax, are as follows:

                                        THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                    ------------------------
                                       2001          2000
                                    ----------    ----------
Net income                          $  702,500    $  844,800

Change in unrealized gain (loss)
    on short-term investments               --        15,900

Change in foreign currency              32,600            --
   translation                      ----------    ----------
Comprehensive Income                $  735,100    $  860,700
                                    ==========    ==========


5. NET INCOME PER COMMON SHARE

   The following table presents the calculation for basic and diluted net income per common share:

                                                   THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                --------------------------
                                                    2001           2000
                                                -----------    -----------
BASIC:

         Weighted average common
          Shares outstanding                      4,423,249      4,381,209
                                                ===========    ===========
         Net Income                             $   702,500    $   844,800
                                                ===========    ===========
         Basic net income per common share      $      0.16    $      0.19
                                                ===========    ===========

DILUTED:

         Weighted average common
         Shares outstanding (basic)               4,423,249      4,381,209

         Dilutive stock options                      88,406        109,476
                                                -----------    -----------
         Weighted average common
          Shares outstanding (diluted)            4,511,655      4,490,685
                                                ===========    ===========
         Net Income                             $   702,500    $   844,800
                                                ===========    ===========
         Diluted net income per common share    $      0.16    $      0.19
                                                ===========    ===========

5. GOODWILL

   In the quarter ended September 30, 2001 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives up to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long--Lived Assets to Be Disposed Of. Accordingly, the Company did not record any goodwill amortization during the first quarter of fiscal 2002. Furthermore, the Company will test its goodwill for any transitional impairment during the second quarter of fiscal 2002 and, if necessary, adjust the carrying value of goodwill

   The following table reconciles the prior period's reported net income to its respective pro forma balance adjusted to exclude goodwill amortization, which is no longer recorded under SFAS No. 142.

                                         For the three-month period ended
                                                 September 30, 2000
                                     --------------------------------------------
                                                         Earnings per Share
                                        Amount          Basic          Diluted
                                     ------------    ------------    ------------
Net income                           $    844,800    $       0.19    $       0.19
   Add back goodwill amortization          66,500            0.02            0.02
                                     ------------    ------------    ------------
Adjusted net income                  $    910,400    $       0.21    $       0.21
                                     ============    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

Sales

     Sales for the first quarter ended September 30, 2001 were $13,363,300, an increase of 5.4% over sales of $12,673,300 for the same period in fiscal 2001. Sales at the Company's medical device business increased 13.2% in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001. The increase was due to continued growth in sales of the Company's MRI vital signs monitor. The sales increase at the medical device business for the first quarter of fiscal 2002 was offset by a sales decline at the Company's safety and industrial instrumentation segment as the Company's gas detection product sales were negatively affected by the general economic slowdown. The Company's pressure sensing devices and non-contact infrared thermometer products also experienced sales declines.

Gross Profit

     The gross profit margin decreased for the three-month period ended September 30, 2001 to 47.8% from 49.3% in the same period of fiscal 2001. The decrease was attributable to the impact of decreased sales at the safety and industrial instrumentation product lines relative to fixed cost of sale components. In addition, the gross profit margin for the medical device business declined primarily due to higher manufacturing overhead costs and price discounting on the "Millennia" vital signs monitor.

Operating Expenses

     Selling, general and administrative expenses for the first quarter of fiscal 2002 increased 4.5% or $191,700 as compared to the same period in fiscal 2001. Selling, general and administrative expenses were 33.4% of sales for the three months ended September 30, 2000 compared with 33.7% for the same period in fiscal 2001. The increase in these expenditures for the three months ended September 30, 2001 was primarily due to increased selling expenses at the Company's medical device business as sales commissions increased on the higher sales. These increases more than offset the affect of the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001 as a result of which the Company stopped amortizing its goodwill. (See New Accounting Pronouncements below)

     Research and experimental expenses were $869,300 or 6.5% of sales for the first quarter of fiscal 2002 compared to $772,700 or 6.1% for the same period in fiscal 2001. The increase in these expenses in aggregate and as a percentage of sales in the first quarter of fiscal 2002 was due to increased expenditures on behalf of the medical device business which offset a decline in research and experimental expenditures at the safety and industrial instrumentation product lines. The Company plans to continue its efforts in developing new products and enhancing its existing ones and expects future research and experimental expenditures as a percentage of sales to be in the range of the first quarter fiscal 2002 levels

Other Income and Expense

     Interest income was $71,300 for the first quarter of fiscal 2002 as compared to $115,400 for the prior year period. The decrease was largely due to the lower interest rates earned on the Company's short-term investments. Interest expense remained stable at $38,400 in the first quarter of fiscal 2002.

Provision for Income Taxes

     The effective tax rate for the first quarter of fiscal 2002 was 35.0% as compared to 34.5% for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 2001 increased to $32,019,800 from $31,380,100 at June 30, 2001. Net cash provided by operating activities was $173,700 for the three months ended September 30, 2001 compared with $83,300 used in operating activities for the three months ended September 30, 2000. This increase was largely the result of changes in operating assets and liabilities, particularly accounts receivable and income taxes payable.

     Capital expenditures were $424,200 for the first three months of fiscal 2002 compared to $215,400 for the prior year period. Capital expenditures were primarily related to the expansion of the Company's medical device facility and investments in manufacturing equipment and sales demonstration equipment for the medical device business.

     The Company believes that its cash resources and cash flow from operations are adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2002. The Company's line of credit expires on December 1, 2001. The Company expects to renew the line of credit. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At September 30, 2001, $1,000,000 was available under the line of credit.

     The Company will continue to explore opportunities for the possible acquisitions of technologies or businesses, which may require the Company to seek additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

     In the quarter ended September 30, 2001 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives up to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long--Lived Assets to Be Disposed Of. Accordingly, the Company did not record any goodwill amortization during the first quarter of fiscal 2002. Furthermore, the Company will test its goodwill for any transitional impairment during the second quarter of fiscal 2002 and, if necessary, adjust the carrying value of goodwill.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Invivo adopted the provisions of SFAS No. 141 on July 1, 2001. To date, Invivo has accounted for all of its business combinations as purchases and the adoption of SFAS No. 141 is not expected to have a significant impact on Invivo's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Invivo is currently evaluating the impact of SFAS No. 143 on its financial statements and related disclosures.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Invivo will adopt the provisions of SFAS No. 144 commencing January 1, 2002. The effects of adopting SFAS No. 144 are currently being determined.

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

     In April of 1997, the plaintiff's insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to U.S. District Court. The action by CNA was dismissed by the District Court on January 19, 2000 as the District Court found CNA did not have standing as the real party of interest. CNA appealed the decision to the Ninth

Circuit Court of Appeals. A three-member panel of the Ninth Circuit reversed the dismissal and remanded the case back to Federal District Court on July 30, 2001. The Company appealed this decision and requested a decision from the full panel of the Ninth Circuit. The Ninth Circuit, without issuing an opinion, unanimously voted to deny the Petition for Rehearing in this matter. The action will now be remanded to the U.S. District Court for further proceedings.

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

     In April of 1997, the plaintiff's insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to U.S. District Court. The action by CNA was dismissed by the District Court on January 19, 2000 as the District Court found CNA did not have standing as the real party of interest. CNA appealed the decision to the Ninth Circuit Court of Appeals. A three-member panel of the Ninth Circuit reversed the dismissal and remanded the case back to Federal District Court on July 30, 2001. The Company appealed this decision and requested a decision from the full panel of the Ninth Circuit. The Ninth Circuit, without issuing an opinion, unanimously voted to deny the Petition for Rehearing in this matter. The action will now be remanded to the U.S. District Court for further proceedings.

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

        Not Applicable.

ITEM 5: OTHER INFORMATION:

        Not Applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)

        Exhibit No.      Description of Exhibit
        -----------      ----------------------

        Exhibit 10.16    Amended and Restated Employment Agreement for James
                         Hawkins

        Exhibit 10.17    Amended and Restated Employment Agreement for John
                         Glenn

        Exhibit 10.18    Amended and Restated Employment Agreement for F. Larry
                         Young

        Exhibit 10.19 Amended and Restated Employment Agreement for Stuart Baumgarten

(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 INVIVO CORPORATION



Date:  November 14, 2001                         By: /s/ JOHN F. GLENN
                                                     ---------------------------
                                                     Vice President-Finance
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                                  EXHIBIT 10.16

                              AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT


        THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the "Agreement"), made this 16th day of October, 2001, by and between James B. Hawkins (the "Executive") and INVIVO CORPORATION, a Delaware corporation (the "Corporation").

                              W I T N E S S E T H:

        WHEREAS, the Corporation considers it essential to the best interests of the Corporation and its stockholders to take steps to retain key personnel such as the Executive; and

        WHEREAS, the Corporation recognizes particularly that uncertainty might arise among personnel in the context of any possible or actual Change in Control, as hereinafter defined, which could result in the departure or distraction of key personnel to the detriment of the Corporation and its stockholders;

        WHEREAS, the Corporation has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of key personnel of the Corporation including the Executive to their assigned duties without distraction in the face of potentially disturbing circumstances arising from any possible or actual Change in Control;

        WHEREAS, the Executive and the Corporation entered into an Employment Agreement dated October 16, 2000 ("2000 Agreement") and wish to amend and replace that agreement hereby.

        NOW, THEREFORE, in consideration of the covenants, terms, and conditions contained herein, the Corporation and the Executive agree:

        1. DEFINITIONS. For purposes of this Agreement, the following terms shall have the meanings set forth in this Section 1.


                a. "Administrative Committee" shall mean the Board or a committee appointed by the Board to administer this Agreement.

                b. "Affiliate" shall mean, with respect to a first Person, a second Person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the first Person.

                c. "Associate" shall mean, with respect to a Person, (a) any corporation or organization of which such Person is an officer or partner or, directly or indirectly, the beneficial owner of ten percent (10%) or more of any class of equity securities, (b) any trust or other estate in which such Person has a substantial beneficial interest or as to which such Person serves as trustee or in a similar fiduciary capacity, and (c) any relative or spouse of such Person, or any relative of such spouse, who has the same home as such Person.

                d. "Benefit Continuation Period" shall mean the period beginning on the date of the Severance of Employment or Non-Change in Control Termination, as the case may be, and ending on the earlier to occur of
        (a) the one year anniversary of the Severance of Employment, where termination was a Severance of Employment, and the date six months from the date of such Non-Change in Control Termination where termination was a Non-Change in Control Termination, or (b) the date that the Executive and the Executive's dependents are eligible and elect coverage under the plans of a subsequent employer that provide substantially equivalent or greater benefits to the Executive and the Executive's dependents.

                e. "Board" shall mean the Board of Directors of the Corporation.

                f. "Business Combination" shall mean a merger or consolidation of the Corporation and one or more other entities in which the Corporation or a subsidiary of the Corporation is a merging or consolidating party.

                g. "Change in Control" shall mean (a) the sale of all or substantially all of the assets of the Corporation; (b) any change in ownership or control of the outstanding voting securities of the Corporation following which any Person beneficially owns, together with its Affiliates and Associates, fifty percent (50%) or more of the outstanding voting securities of the Corporation; (c) any change in the membership of the Corporation's Board following which Continuing Directors do not constitute a majority of the Board; or (d) a Business Combination immediately following which the stockholders of the Corporation immediately prior to such Business Combination do not hold more than fifty percent (50%) of the outstanding voting securities of the surviving entity, or the parent company of the surviving entity, of such Business Combination in the same proportion as such stockholders held Common Stock of the Corporation immediately prior to such Business Combination. Notwithstanding the foregoing, the occurrence of any of the events set forth in the prior sentence shall not constitute a Change in Control unless such event occurs on or prior to June 30, 2002, or such event occurs on or prior to August 31, 2002 pursuant to the terms of definitive agreement providing for such Change in Control that is entered into on or before June 30, 2002.

                h. "Code" shall mean the Internal Revenue Code of 1986, as amended to date.

                i. "Constructive Discharge" shall mean (a) without the Executive's express written consent, the assignment to the Executive of any duties, or the removal from or reduction or limitation of the Executive's duties or responsibilities, which is inconsistent with the Executive's position, organization level, duties, responsibilities or compensation status with the Corporation immediately prior to such assignment, removal, reduction or limitation; (b) without the Executive's express written consent, a substantial reduction of the facilities and perquisites (including office space and location) available to the Executive; (c) a reduction by the Corporation in the base cash salary of the Executive; (d) a material reduction by the Corporation in the kind and level of employee benefits to which the Executive is entitled, with the result that the Executive's overall benefit package is materially reduced; or (e) without the Executive's express written consent, the relocation of the Executive to a facility or location more than thirty five (35) miles from the Executive's then present location.

                j. "Continuing Director" shall mean, at any given time, a member of the Board who was (a) a member of the Board on August 31, 2000, (b) elected to the Board by the Board after August 31, 2000, provided that a majority of the Continuing Directors voted in favor of such election, or
        (c) nominated to the Board by the Board after August 31, 2000, provided that a majority of the Continuing Directors voted in favor of such nomination, and subsequently elected to the Board by the stockholders of the Corporation.

                k. "Just Cause Termination" shall mean a termination by the Corporation of the Executive's employment in connection with the good faith determination of the Corporation's Board of Directors that the Executive has engaged in:

                        (i) any material breach of any written agreement between
                Executive and the Corporation, if such breach causes material harm to the Corporation;

                        (ii) any gross negligence or willful misconduct by
                Executive in performance of duties to the Corporation that causes material harm to the Corporation;

                        (iii) the substantial and repeated failure of Executive
                to follow the lawful written directions of the Board or to the person whom Executive reports;

                        (iv) commission of a felony under the laws of the United
                States or any state thereof;

                        (v) commission of any material act of fraud,
                embezzlement or dishonesty; or

                        (vi) the abuse of alcohol or controlled substances that
                has a materially detrimental effect upon Executive's performance of his duties.

                l. "Non-Change in Control Termination" shall mean that either
        (i) the Executive's employment is terminated by the Corporation and the termination is not a Just Cause Termination and is not by reason of the Executive's death or disability, or (ii) the Executive terminates his or her employment with the Corporation by resignation following a Constructive Discharge, and, in either event, no Change in Control has occurred prior to such termination or resignation.

                m. "Person" shall mean any individual, corporation, partnership, limited liability company, sole proprietorship, joint venture or other organization.


                n. "Severance of Employment" shall mean (a) the termination of the Executive's employment with the Corporation within two (2) years after the date of a Change in Control by (i) discharge by the Corporation or (ii) resignation of the Executive following a Constructive Discharge, or (b) the termination of the Executive's employment with the Corporation by resignation of the Executive within the thirty (30) day period immediately following the first anniversary of a Change in Control. Despite the foregoing, neither of the following will constitute a Severance of Employment:

        i. The termination of the Executive's employment by reason of death or disability.

        ii.    A Just Cause Termination of the Executive's employment.

2.      2000 AGREEMENT; POSITION.

        The 2000 Agreement is hereby superceded by this Agreement and shall be of no further force and effect. During the term of this Agreement, Corporation will employ the Executive, and the Executive will serve the Corporation, in the capacity of Chief Executive Officer and President.

3.      TERM OF EMPLOYMENT.

        The Corporation agrees to continue the Executive's employment, and the Executive agrees to remain in the employ of the Corporation, for a period of one
(1) year from the date hereof unless the Executive's employment is earlier terminated pursuant to the provisions of this Agreement.

4.      COMPENSATION AND BENEFITS.

            a. The Corporation agrees to pay the Executive a minimum annual salary of $278,250, or in the event of any portion of a year, a pro rata amount of such annual salary. The Executive's salary will be payable as earned in accordance with Corporation's customary payroll practice.

            b. The Executive will be eligible to receive an annual cash bonus in the discretion of the Corporation's Board of Directors.

            c. The Executive will be eligible to participate in Corporation's employee benefit plans of general application, including without limitation pension and profit-sharing plans, deferred compensation, supplemental retirement or excess-benefit plans, stock option, incentive or other bonus plans, life, health and dental insurance programs, 401(k) plan, paid vacations and sabbatical leave plans, and similar plans or programs, in accordance with the rules established for individual participation in any such plan. The Executive shall be entitled each year to three (3) weeks leave for vacation at full pay. The Executive shall also be entitled to reasonable holidays and illness days with full pay in accordance with the Corporation's policy from time to time in effect.

            d. The Corporation will reimburse the Executive for all reasonable and necessary expenses incurred by the Executive in connection with the Corporation's business.


5.      ADMINISTRATION.


        The Administrative Committee shall administer this Agreement and shall have the power and the duty to make all determinations necessary for the implementation of this Agreement, including by way of example and not as a limitation, the occurrence of a Change in Control and the date of such change. Any such determination (a) shall be made on the basis of all information known to the persons making the determination, after reasonable inquiry, (b) may be made prospectively and subject to one or more contingent events, and (c) will be binding on the Corporation but not the Executive. Any disagreement between the Corporation and the Executive concerning any such determination or the administration, implementation or interpretation of this Agreement shall be subject to the claims and arbitration procedures set forth in Section 16 hereunder.

6.      OBLIGATIONS OF THE CORPORATION UPON CHANGE IN CONTROL.


        a. Within fifteen (15) days after a Change in Control or at such earlier time as may be required by law, the Corporation shall pay to the Executive:

               i. The full amount of any earned but unpaid base salary through the date of the Change in Control, plus a cash payment for all reasonable travel, entertainment and other expenses properly incurred by the Executive in connection with his or her employment by the Corporation to the extent the Executive has not already been reimbursed for such expenses.

               ii. The full amount of any unpaid annual cash bonus for any fiscal year of the Corporation prior to the year in which the Change in Control occurs, and a pro rata amount of any unpaid annual cash bonus for the fiscal year in which the Change in Control occurs calculated by multiplying (A) the number of full calendar months that the Executive was employed by the Corporation in such fiscal year divided by 12 and
        (B) the amount of $100,000, representing the target annual cash bonus amount.

        b. In the event that the Executive is employed by the Corporation on the date of a Change in Control, then on the earlier to occur of (i) ninety (90) days after the date of the Change in Control or (ii) three (3) business days after the date that the Executive ceases to be employed by the Corporation, then the Corporation shall pay to the Executive the amount of $814,500, representing an amount equal to the aggregate of the Executive's annual base salary and target bonus plus other benefits and expenses, unless the Executive ceases to be employed by the Corporation for either of the following reasons prior to the date which is ninety (90) days after the date that the Change in Control occurs, in which event no amount shall be due under this Section 6.b.: (1) a Just Cause Termination of the Executive prior to ninety (90) days after the date of a Change in Control or (2) the voluntary resignation of the Executive prior to ninety (90) days after the date of a Change in Control, other than a resignation following a Constructive Discharge. The Executive shall be eligible to make contributions to the Corporation's
Section 401(k) plan, to the extent allowed under the plan, from amounts payable to the Executive under this Section 6.

        c. If and to the extent that the Executive continues to be employed by the Corporation following a Change in Control, the Executive shall continue to receive his salary and be eligible for bonus notwithstanding the payment of the amounts provided herein.

        d. Immediately prior to a Change in Control, any unvested stock options to purchase shares of Common Stock from the Corporation then held by the Executive shall become fully vested and exercisable at the time of the Change in Control.

7. OBLIGATIONS OF THE CORPORATION UPON NON-CHANGE IN CONTROL TERMINATION.


        a. Within fifteen (15) days after a Non-Change in Control Termination that occurs during the term of this Agreement, or at such earlier time as may be required by law, the Corporation shall pay to the Executive:

               i. The full amount of any earned but unpaid base salary through the date of the Non-Change in Control Termination, plus a cash payment for (a) all unused vacation time which the Executive has accrued as of the Non-Change in Control Termination, and (b) all reasonable travel, entertainment and other expenses properly incurred by the Executive in connection with his or her employment by the Corporation to the extent the Executive has not already been reimbursed for such expenses.

               ii. The full amount of any unpaid annual cash bonus for any fiscal year of the Corporation prior to the year in which the Non-Change in Control Termination occurs, and a pro rata amount of any unpaid annual cash bonus for the fiscal year in which the Non-Change in Control Termination occurs calculated by multiplying (A) the number of full calendar months that the Executive was employed by the Corporation in such fiscal year divided by 12 and (B) the amount of $100,000, representing the target annual cash bonus amount.

        b. In addition to any payment required by subsection a above, within 30 days after a Non-Change in Control Termination, the Corporation shall pay to the Executive the amount of $407,250 and no further payments (other than as provided in this Agreement) shall be due in respect of the Executive's salary or bonus for such year.

8. TERMINATION DUE TO DEATH OR DISABILITY.


        If Executive is terminated during the term of this Agreement due to death or disability, within 15 days of such termination, or at such earlier time as may be required by law, the Corporation shall pay (a) to the Executive, if the Executive has been terminated due to disability, or (b) if the Executive has died, to the Executive's surviving spouse, issue by right of representation or estate, in that order:

        a. The full amount of any earned but unpaid base salary through the date of termination, plus a cash payment for (a) all unused vacation time which the Executive has accrued as of the date of termination, and (b) all reasonable travel, entertainment and other expenses properly incurred by the Executive in connection with his or her employment by the Corporation to the extent the Executive has not already been reimbursed for such expenses.

        b. The full amount of any unpaid annual cash bonus for any fiscal year of the Corporation prior to the year in which the termination due to death or disability occurs, and a pro rata amount of any unpaid annual cash bonus for the fiscal year in which the termination due to death or disability occurs calculated by multiplying (A) the number of full calendar months that the Executive was employed by the Corporation in such fiscal year divided by 12 and (B) the amount of $100,000, representing the target annual cash bonus amount.

        c. If the termination due to death or disability occurs after the date of a Change in Control and prior to ninety (90) days after the date of a Change in Control, the full amount otherwise payable to the Executive under Section 6.b. hereof.


9.      OTHER TERMINATION.


        Within fifteen (15) days after (a) a Just Cause Termination of the Executive or (b) the voluntary resignation of the Executive, other than a resignation following a Constructive Discharge or at such earlier time as may be required by law, the Corporation shall pay to the Executive the full amount of any earned but unpaid base salary through the date of such termination or resignation, plus a cash payment for (i) all unused vacation time which the Executive has accrued as of date of such termination or resignation, and (ii) all reasonable travel, entertainment and other expenses properly incurred by the Executive in connection with his or her employment by the Corporation to the extent the Executive has not already been reimbursed for such expenses.

10.     CONTINUATION OF BENEFITS AFTER TERMINATION.


        a. After a Severance of Employment or a Non-Change in Control Termination, the Executive and the Executive's eligible dependents shall continue to be eligible to participate during the Benefit Continuation Period in the medical, dental, vision, health, disability, life and other similar plans and arrangements applicable to the Executive immediately prior to the Severance of Employment or Non-Change in Control Termination. The Executive shall participate on the same terms and conditions in effect throughout the Benefit Continuation Period for active employees of the Corporation.

        b. If, at the conclusion of the Benefit Continuation Period, the Executive is not eligible to receive coverage under the plans of a subsequent employer that provide substantially equivalent or greater benefits to the Executive and the Executive's dependents, the Executive may exercise his or her right under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"), to continue to participate in the Corporation's medical, dental, vision, health, disability, life and other similar plans and arrangements applicable to the Executive, subject to the terms and conditions set forth in COBRA and any rules and regulations promulgated thereunder.

11.     FEDERAL EXCISE TAX.


        a. If any amounts payable to the Executive under this Agreement are characterized as excess parachute payments pursuant to Section 4999 of the Code and Executive thereby would be subject to any United States federal excise tax due to that characterization, then Executive may elect, in Executive's sole discretion, to reduce the amounts payable under this Agreement or to have any portion of applicable options not vest in order to avoid any "excess parachute payment" under Section 280G(b)(1) of the Code.

        b. Unless the Corporation and Executive otherwise agree in writing, any determination required under this Section 11 shall be made in writing by independent public accountants for the Corporation (the "Accountants"), whose determination shall be conclusive and binding upon Executive and the Corporation for all purposes. For purposes of making the calculations required by this
Section 11, the Accountants may rely on reasonable, good faith interpretations concerning the application of Sections 280G and 4999 of the Code. The Corporation and Executive shall furnish to the Accountants such information and documents as the Accountants may reasonably request in order to make the required determinations. The Corporation shall bear all fees and expenses the Accountants may reasonably charge in connection with the services contemplated by this Section 11. The Corporation shall pay all reasonable legal fees and expenses incurred in defending against any claim by the Internal Revenue Service that would require payment of any tax under Section 4999 of the Code and shall promptly reimburse them for the reasonable expenses incurred by Executive in connection with defending such claim provided that Executive: (i) give the Corporation any information reasonably requested by the Corporation relating to the claim; (ii) accept legal representation with respect to such claim by an attorney reasonably selected by the Corporation and reasonably acceptable to Executive; (iii) cooperate with the Corporation in good faith in contesting the claim; and (iv) permit the Corporation to participate in and control any proceedings relating to the claim.

12.     TAXES.


        The Corporation shall deduct from any payments to the Executive under this Agreement amounts that the Corporation is required to withhold and pay either to government agencies on behalf of the Executive or under court order to any Person.

13.     DEATH PRIOR TO PAYMENT OF AMOUNTS DUE.


        In the event of the Executive's death after a Change in Control, Severance of Employment or Non-Change in Control Termination but prior to payment to the Executive of amounts due under this Agreement, such payment shall be made to the Executive's surviving spouse, issue by right of representation or estate, in that order.

14.     ASSIGNMENT.


        This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and the successors and assigns of the Corporation, including any successor or assign pursuant to a Change in Control.

15.     NON-ASSIGNMENT BY THE EXECUTIVE.


        The Executive shall not assign, hypothecate, or transfer any of the rights herein to any Person other than pursuant to the laws of descent and distribution. Any attempt to assign, hypothecate or transfer the rights hereunder shall immediately terminate all of the Executive's rights under this Agreement.

16.     CLAIMS PROCEDURE AND ARBITRATION.


        a. In the event of a disagreement between the Corporation and the Executive on any matter arising under this Agreement, the Executive, in claiming a benefit or requesting an interpretation or ruling under this Agreement, shall submit the claim or request in writing to the Administrative Committee, which shall respond in writing as soon as practicable.

        b. If a claim or request is denied, the Administrative Committee shall prepare and deliver to the Executive a written notice of denial which shall state (a) the reason for denial, with specific reference to the provisions of this Agreement on which denial is based; (b) a description of any additional material or information required to prevail with the claim or request and an explanation of why it is necessary; and (c) an explanation of the Agreement's claim review procedure.

        c. If the Administrative Committee fails to respond in writing to any claim or request within thirty (30) days of the date such claim or request is submitted, such failure to respond shall constitute a denial of the claim or request.

        d. If a claim or request is denied, the Executive may submit the claim or request to mandatory and binding arbitration (an "Arbitration"). The Executive may initiate an Arbitration by sending the Corporation an Arbitration demand in writing. The Arbitration shall be presided over by a single arbitrator (the "Arbitrator") selected in accordance with the Commercial Arbitration Rules (the "Arbitration Rules") of the American Arbitration Association. Any Arbitration shall be conducted in San Francisco, California in accordance with the Arbitration Rules and the substantive law of the State of California; provided, however, that the Arbitrator will have no power or authority, under the Arbitration Rules or otherwise, to relieve the parties from their obligation hereunder to arbitrate, or otherwise to amend or disregard any provision of this Agreement. Judgment upon any award rendered in an Arbitration may be entered in any court of competent jurisdiction.

17.     ATTORNEYS' FEES.


        In the event that any Arbitration, suit, action or proceeding (including any appeal therefrom, but excluding any and all proceedings before the Administrative Committee) is brought by the Executive to review any decision of the Administrative Committee pertaining to this Agreement or to enforce any right hereunder, and the Executive is the prevailing party in such Arbitration, suit, action or proceeding, the Executive shall be entitled to recover from the Corporation his or her attorneys' fees and other reasonable costs incurred in connection therewith. During the pendency of any such Arbitration, suit, action or proceeding, the Corporation shall promptly pay all of the Executive's attorneys' fees and reasonable costs incurred by the Executive with respect to such Arbitration, suit, action or proceeding, subject to the Executive's obligation hereunder to repay all such sums if the Corporation is the prevailing party in such Arbitration, suit, action or proceeding.

18.     PARTIAL INVALIDITY.


        Invalidity of any part or provision of this Agreement shall not affect the enforceability of any other part or provision of this Agreement.

19.     NO RIGHT TO CONTINUED EMPLOYMENT.


        Nothing herein shall confer, nor shall it be construed to confer, on the Executive any right to, guarantee of, or contract for a continued employment by the Corporation, or in any way limit the right of the Corporation to terminate the employment of the Executive.

20.     GOVERNING LAW.


        This Agreement shall be governed by and construed in accordance with the laws of the State of California, as applied to contracts executed and performed entirely in California.

21.     NOTICES.


        Any notices given hereunder must be in writing and may be delivered in person or by certified or registered mail, return receipt requested, postage prepaid. Notices to the Corporation should be delivered to Invivo Corporation, 4900 Hopyard Road, Suite 210, Pleasanton, CA 94588, Attn: President, or to such other address as Corporation from time to time furnishes to the Executive in a notice. Notices to Executive should be delivered to the address shown beneath Executive's signature below, or to such other address as the Executive from time to time furnishes to the Corporation in a notice.

22.     ENTIRE AGREEMENT.


        This Agreement sets forth the entire agreement between the parties hereto. This Agreement fully supersedes any and all prior agreements or understandings pertaining to similar benefits.

23.     COUNTERPARTS.

        This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original but all of which, taken together, constitute one and the same agreement.

24.     AMENDMENTS.


        This Agreement may not be modified except by a writing signed by both parties.

            [The remainder of this page is intentionally left blank.]

        IN WITNESS WHEREOF, this Agreement has been executed by the parties hereto on the day and year first above written.

EXECUTIVE                                   INVIVO CORPORATION



_______________________________             By:  _______________________________
          (signature)

Street Address                                   (One of Two Required and
City, State and Zip Code                         Authorized Signatures)

                                                 And By: _______________________