Form 10-Q
period 2001-12-31
INVIVO CORP
filed 2002-02-14
CIK 806168

================================================================================

                     U.S. Securities And Exchange Commission

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                            TELEPHONE: (925) 468-7600

                         (Registrant's telephone number)

                                 ---------------

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, at December 31, 2001 was 4,426,249 shares.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       INVIVO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  DECEMBER 31,       JUNE 30,
                                                      2001             2001
                                                  ------------     ------------
                      ASSETS

Current assets:
   Cash and cash equivalents                      $  1,513,800          280,000
   Short term investments                            9,722,400        9,091,300
   Trade receivables, net                           13,296,500       15,656,600
   Inventories                                      11,516,700       11,249,100
   Deferred income taxes                             1,084,800        1,013,300
   Prepaid expenses and other current assets           480,200          465,500
                                                  ------------     ------------

        Total current assets                        37,614,400       37,755,800

Property and equipment, net                          6,970,300        6,398,000
Goodwill                                             7,633,900        7,633,900
Other assets                                           223,400          223,400
                                                  ------------     ------------

                                                  $ 52,442,000       52,011,100
                                                  ============     ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $  1,712,400        2,267,200
   Accrued expenses                                  3,521,100        3,662,900
   Current portion of long-term debt and
      capital leases                                   154,700          154,700
   Income taxes payable                                 10,900          147,000
   Other current liabilities                                --          143,900
                                                  ------------     ------------

        Total current liabilities                    5,399,100        6,375,700

Long-term debt, excluding current portion            1,576,400        1,647,100
Deferred income taxes                                  279,700          279,700
                                                  ------------     ------------

        Total liabilities                            7,255,200        8,302,500
                                                  ------------     ------------

Stockholders' equity:
  Common stock                                          44,200           44,200
  Additional paid-in capital                        26,601,600       26,581,500
  Retained earnings                                 18,564,800       17,095,900
  Accumulated other comprehensive loss                 (23,800)         (13,000)
                                                  ------------     ------------

        Total stockholders' equity                  45,186,800       43,708,600
                                                  ------------     ------------

Commitments and contingencies                     $ 52,442,000       52,011,100
                                                  ============     ============


See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                    DECEMBER 31,                          DECEMBER 31,
                                          -------------------------------       -------------------------------
                                              2001               2000               2001               2000
                                          ------------       ------------       ------------       ------------
Sales                                     $ 13,541,200         13,034,000         26,904,500         25,707,300
Cost of goods sold                           6,728,800          6,702,100         13,711,400         13,123,500
                                          ------------       ------------       ------------       ------------

   Gross profit                              6,812,400          6,331,900         13,193,100         12,583,800
                                          ------------       ------------       ------------       ------------

Operating expenses:
  Selling, general
    and administrative                       4,643,800          4,335,800          9,107,300          8,607,600
  Research and experimental                  1,026,300            719,800          1,895,600          1,492,500
                                          ------------       ------------       ------------       ------------

  Total operating expenses                   5,670,100          5,055,600         11,002,900         10,100,100
                                          ------------       ------------       ------------       ------------

  Income from operations                     1,142,300          1,276,300          2,190,200          2,483,700

Other income (expense):
  Interest income                               50,400             99,100            121,600            214,500
  Interest expense                             (13,600)           (31,100)           (51,900)           (64,200)
                                          ------------       ------------       ------------       ------------

  Income before income taxes                 1,179,100          1,344,300          2,259,900          2,634,000

Income tax expense                             412,700            463,800            791,000            908,700
                                          ------------       ------------       ------------       ------------

  Net income                              $    766,400       $    880,500          1,468,900          1,725,300
                                          ============       ============       ============       ============

Basic net income per common share         $        .17       $        .20                .33                .39
                                          ============       ============       ============       ============

Weighted average common
  Shares outstanding (basic)                 4,424,119          4,393,249          4,423,684          4,387,229
                                          ============       ============       ============       ============

Diluted net income per common Share       $        .17       $        .20                .32                .38
                                          ============       ============       ============       ============

Weighted average common
  Shares outstanding (diluted)               4,593,068          4,473,133          4,552,362          4,481,909
                                          ============       ============       ============       ============

See accompanying notes to consolidated financial statements.

                       INVIVO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                                       2001              2000
                                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $ 1,468,900       $ 1,725,300
  Adjustments to reconcile net income to
    Cash provided by operating activities:
      Depreciation and amortization                                                    698,800           781,300
      Deferred income taxes                                                            (71,500)          267,000
      Change in operating assets and liabilities:
          Trade receivables                                                          2,349,300           129,500
          Inventories                                                                 (267,600)         (141,400)
          Prepaid expenses and other current assets                                    (14,700)         (230,300)
          Accrued expenses                                                            (141,800)         (840,900)
          Accounts payable                                                            (554,800)         (771,600)
          Income taxes payable                                                        (136,100)         (155,000)
                                                                                   -----------       -----------

  Net cash provided by operating activities                                          3,330,500           763,900
                                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                                                  (631,100)         (530,100)
  Capital expenditures                                                              (1,271,100)         (761,200)
  Other assets                                                                        (143,900)           16,600
                                                                                   -----------       -----------

  Net cash (used in) provided by investing activities                               (2,046,100)       (1,274,700)
                                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                            20,100            78,500
  Principal payments under long-term debt and other liabilities                        (70,700)          (77,200)
                                                                                   -----------       -----------

  Net cash provided by financing activities                                            (50,600)            1,300
                                                                                   -----------       -----------

Net (decrease) increase in cash and cash equivalents                                 1,233,800          (509,500)
Cash and cash equivalents at beginning of period                                       280,000           969,800
                                                                                   -----------       -----------

Cash and cash equivalents at end of period                                         $ 1,513,800       $   460,300
                                                                                   ===========       ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Income taxes                                                                   $   998,600       $   793,600
                                                                                   ===========       ===========
    Interest                                                                       $    31,300       $    64,200
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

                                                             PATIENT     SAFETY AND
                                                             SAFETY      INDUSTRIAL
                                                           MONITORING  INSTRUMENTATION   CORPORATE         TOTAL
                                                           ----------  ---------------   ---------        -------
For the three months ended December 31, 2001
    Net sales ......................................        $ 9,844          3,697             --          13,541
    Income from operations .........................          1,393            234           (485)          1,142
    Depreciation and amortization ..................            190            140             13             343

For the three months ended December 31, 2000
    Net sales ......................................        $ 8,446          4,588             --          13,034
    Income from operations .........................          1,045            578           (347)          1,276
    Depreciation and amortization ..................            275             94             13             382

For the six months ended December 31, 2001
    Net sales ......................................        $18,922          7,983             --          26,905
    Income from operations .........................          2,533            557           (900)          2,190
    Depreciation and amortization ..................            393            280             26             699

Total assets at December 31, 2000 ..................         27,713         12,864         11,865          52,442

For the six months ended December 31, 2000
    Net sales ......................................        $16,464          9,243             --          25,707
    Income from operations .........................          1,968          1,194           (678)          2,484
    Depreciation and amortization ..................            527            228             26             781

Total assets at December 31, 2000 ..................         28,746         11,339          9,377          49,462

      A reconciliation of income from operations to income before income taxes for the three and six months ended December 31 follows:

                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                   DECEMBER 31,                DECEMBER 31,
                            ------------------------    ------------------------
                               2001          2000          2001          2000
                            ----------    ----------    ----------    ----------
Income from operations      $1,142,300     1,276,300     2,190,200     2,483,700

Other income (expense)          36,800        68,000        69,700       150,300
                            ----------    ----------    ----------    ----------

Income before taxes         $1,179,100     1,344,300     2,259,900     2,634,000
                            ==========    ==========    ==========    ==========

3.    DEBT AND BANK BORROWINGS

      The Company's bank line of credit of $1,000,000 was renewed at the same terms on December 1, 2001 and expires on December 1, 2002. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. At December 31, 2001, $1,000,000 was available under the line of credit.

4.    COMPREHENSIVE INCOME


      The components of comprehensive income, net of tax, are as follows:

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               DECEMBER 31,                   DECEMBER 31,
                                                       ---------------------------    ---------------------------
                                                           2001            2000           2001            2000
                                                       -----------     -----------    -----------     -----------
Net income                                             $   766,400     $   880,500    $ 1,468,900     $ 1,725,300

Change in unrealized gain (loss)
   on short-term investments                                    --           5,500             --          12,500

Change in foreign currency translation                     (43,400)             --        (10,800)             --
                                                       -----------     -----------    -----------     -----------

Comprehensive Income                                   $   723,000     $   886,000    $ 1,458,100     $ 1,737,800
                                                       ===========     ===========    ===========     ===========

5.    NET INCOME PER COMMON SHARE

      The following table presents the calculation for basic and diluted net income per common share:

                                                           THREE MONTHS ENDED              THREE MONTHS ENDED
                                                              DECEMBER 31,                    DECEMBER 31,
                                                       --------------------------      --------------------------
                                                          2001            2000            2001            2000
                                                       ----------      ----------      ----------      ----------
BASIC:

   Weighted average common
      Shares outstanding                                4,424,119       4,393,249       4,423,684       4,387,229
                                                       ==========      ==========      ==========      ==========

   Net Income                                          $  766,400      $  880,500      $1,468,900      $1,492,500
                                                       ==========      ==========      ==========      ==========

   Basic net income per common share                   $     0.17      $     0.20      $     0.33      $     0.39
                                                       ==========      ==========      ==========      ==========

DILUTED:

   Weighted average common
      Shares outstanding (basic)                        4,424,119       4,393,249       4,423,684       4,387,229

   Dilutive stock options                                 168,949          79,884         128,678          94,680
                                                       ----------      ----------      ----------      ----------

Weighted average common
   Shares outstanding (diluted)                 4,593,068          4,473,133          4,552,362       4,481,909
                                            =============      =============      =============      ==========

Net Income                                  $     766,400      $     880,500      $   1,468,900      $1,492,500
                                            =============      =============      =============      ==========

Diluted net income per common share         $        0.17      $        0.20      $        0.32      $     0.38
                                            =============      =============      =============      ==========

6.    GOODWILL

      The Company adopted SFAS No.142, Goodwill and Other Intangible Assets effective July 1, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
142. Accordingly, the Company did not record any amortization during the first six months of fiscal 2002 related to goodwill. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. No such impairment losses were recorded upon the initial adoption of SFAS 142.

      The following table reconciles the prior period's reported net income to its respective pro forma balance adjusted to exclude the amortization of goodwill, which is no longer recorded under SFAS No. 142.

                                           For the Three Months Ended                For the Six Months Ended
                                                December 31, 2000                       December 31, 2000
                                                       Earnings per Share                      Earnings per Share
                                        Amount         Basic      Diluted       Amount         Basic      Diluted
                                      ----------      ------      -------     ----------      ------      ------
Net income                            $  880,500        0.20        0.20      $1,725,300        0.39        0.38
   Add back goodwill amortization         71,700        0.02        0.02         138,200        0.03        0.03
                                      ----------      ------      ------      ----------      ------      ------
Adjusted net income                   $  952,200        0.22        0.22      $1,863,500        0.42        0.41

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

Sales

      Sales of $13,541,200 for the second quarter ended December 31, 2001 increased 3.9% compared to sales of $13,034,000 for the second quarter ended December 31, 2000. Sales for the six months ended December 31, 2001 increased 4.7% to $26,904,500 compared with $25,707,300 for the comparable period last year. Sales at the Company's patient safety monitoring business increased 16.6% in the second quarter and 14.9% for the six months compared to year earlier sales. Continued growth in sales of the Company's MRI vital signs monitor offset a decrease in "Millennia" product sales for the three and six month periods. The continued growth in the MRI vital signs monitor can be attributed to increased acceptance and usage of MRI procedures in hospital settings as the Company continues to maintain its leadership position in this market. The decline in "Millennia" sales is primarily due to the maturity of the product and the continued slow to flat growth of the general patient monitoring market. The sales increase at the patient safety monitoring business for the second quarter and first six months of fiscal 2002 was offset by a sales decline at the Company's safety and industrial instrumentation segment as the Company's gas detection and oxygen monitoring product sales are being negatively affected by the general economic slowdown. The Company's pressure sensing devices and non-contact infrared thermometer products also experienced sales declines for the three and six months ended December 31, 2001.

Gross Profit

      The gross profit margin increased for the three months ended December 31, 2001 to 50.3% from 48.6% and remained at 49.0% for the six months ended December 31, 2001 as compared to the comparable prior year periods. The increase in the quarter was attributable to the increase in patient safety monitoring business as a percentage of total revenue and further to the proportionate increase in MRI vital signs monitors by the patient safety monitoring business. The effect of these developments offset the declining gross margins of the safety and industrial instrumentation product lines which was due primarily to the impact of the decreased sales relative to fixed cost of sale components.

Operating Expenses

      Selling, general and administrative expenses for the three and six month periods ended December 31, 2001 increased 7.1% or $308,000 and 5.8% or $499,700, respectively, from the previous fiscal periods. Selling, general and administrative expenses were 34.3% and 33.9% of sales for the three and six month periods ended December 31, 2001 compared with 33.3% and 33.5%, respectively, for the comparable periods in fiscal 2001. The increase in these expenditures in aggregate and as a percentage of sales for the three and six month periods ended December 31, 2001 was due to higher administrative and selling expenses at the Company's patient safety monitoring business along with higher facility leasing and depreciation expenses at the safety and industrial instrumentation product line and corporate facilities. These increases more than offset the affect of the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001 as a result of which the Company stopped amortizing its goodwill.

      Research and experimental expenses for the three and six month periods ended December 31, 2001 increased 42.6% or $306,500 and 27.0% or $403,100, respectively, form the previous fiscal periods. Research and experimental expenses were 7.6% and 7.1% of sales for the three and six month periods ended December 31, 2001 compared to 5.5% and 5.8% for the comparable periods in fiscal 2001. The increase for the three and six month periods ended December 31, 2001 was due to increased expenditures on behalf of the medical device business on its next generation vital signs monitors which offset a decline in research and experimental expenditures at the safety and industrial instrumentation product lines. The Company plans to continue its efforts in developing new products and enhancing its existing ones and expects future research and experimental expenditures as a percentage of sales to be in the range of the first half fiscal 2002 levels

Other Income and Expense

      Interest income was $50,400 for the second quarter of fiscal 2002 as compared to $99,100 for the prior year period. For the first six months of fiscal 2002 interest income was $121,600 as compared to $214,500 for the prior year period. The decrease was largely due to the lower interest rates earned on the Company's short-term investments

Provision for Income Taxes

      The effective tax rate for the three and six months ended December 31, 2001 was 35.0% as compared to 34.5% for the prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital at December 31, 2001 increased to $32,215,300 from $31,380,100 at June 30, 2001. Net cash provided by operating activities was $3,330,500 for the six months ended December 31, 2001 compared with $763,900 provided by operating activities for the six months ended December 31, 2000. This increase in net cash provided by operating activities was the result of a decrease in accounts receivable particularly at the patient safety monitoring business as the Company improved its collection efforts and days outstanding on its receivables.

      Capital expenditures were $1,271,100 for the first six months of fiscal 2002 compared to $761,200 for the prior year period. Capital expenditures were primarily related to the expansion of the Company's medical device facility and investments in manufacturing equipment and sales demonstration equipment for the medical device business along with leasehold improvements at the Company's new facility for the pressure sensing and non-contact infrared thermometer product lines.

      The Company believes that its cash resources and cash flow from operations are adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2002. The Company's revolving bank line of credit is collateralized by the Company's accounts receivable, inventory, and equipment. The line of credit was renewed at the same terms for one year on December 1, 2001. At December 31, 2001, $1,000,000 was available under the line of credit. The Company believes that its cash resources and cash flow from operations are adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2002.

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

      Not Applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

      Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

      At the Annual Meeting of Stockholders of the Company held on December 7, 2001 the Stockholders:

      1. Elected all of the nominees for Director for the ensuing year as follows:

     NAME                                 FOR              AGAINST     ABSTAIN
     ----                              ---------           -------     -------
      Ernest Goggio                    3,652,687              0         12,150
      James Hawkins                    3,624,337              0         40,500
      George Sarlo                     3,652,687              0         12,150
      Laureen DeBuono                  3,652,587              0         12,150

      2. Amended the 1994 Stock Option plan to increase by 220,000 the number of shares covered by the Plan. The votes for amending the Plan were as follows:

                  FOR             AGAINST          ABSTAIN
               ---------         --------          -------
               3,322,640         253,697            88,500

      3. Ratified the selection of KPMG LLP as independent auditors for the Company. The votes for ratifying the selection of KPMG LLP were as follows:

                  FOR             AGAINST          ABSTAIN
               ---------         --------          -------
               3,631,887            200             32,750

ITEM 5: OTHER INFORMATION:

      Not Applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)

            Exhibit No.             Description of Exhibit
            -------------           ----------------------
            Exhibit 10.20           Sixth Amendment to Credit Agreement between
                                    Wells Fargo Bank and Invivo Corporation
                                    dated December 1, 2001

      (b)   Reports on Form 8-K:

            None.

                                   SIGNATURES

      In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INVIVO CORPORATION



Date:  February 14, 2001                  By: /s/ JOHN F. GLENN
                                             ----------------------------------
                                              Vice President-Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)