Form 10-Q
period 2002-03-31
INVIVO CORP
filed 2002-05-15
CIK 806168

U.S. Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER 0-15963

INVIVO CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	77-0115161 (IRS Employer Identification No.)

4900 HOPYARD RD. SUITE 210, PLEASANTON, CALIFORNIA (Address of principal executive offices)	94588 (Zip Code)

TELEPHONE: (925) 468-7600
(Registrant’s telephone number)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

The number of shares outstanding of the issuer’s Common Stock, par value $.01 per share, at March 31, 2002 was 4,432,749 shares.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INVIVO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	MARCH 31,	JUNE 30,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$1,349,500	279,000

Short term investments	11,185,900	9,091,300

Trade receivables, net	11,398,100	14,033,700

Inventories	8,577,200	8,556,700

Deferred income taxes	1,277,700	1,013,300

Prepaid expenses and other current assets	727,100	439,500

Income taxes receivable	4,300	—

Current assets of discontinued operation	4,037,800	4,342,300

Total current assets	38,557,600	37,755,800

Property and equipment, net	5,655,400	5,110,800

Goodwill	7,839,200	7,633,900

Other assets	205,400	205,400

Non-current assets of discontinued operation	1,163,000	1,305,200

	$53,420,600	52,011,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,875,900	2,267,200

Accrued expenses	4,104,300	3,662,900

Current portion of long-term debt and capital leases	154,700	154,700

Income taxes payable	—	147,000

Other current liabilities	—	143,900

Total current liabilities	6,134,900	6,375,700

Long-term debt, excluding current portion	1,535,500	1,647,100

Deferred income taxes	279,700	279,700

Total liabilities	7,950,100	8,302,500

Stockholders’ equity:

Common stock	44,300	44,200

Additional paid-in capital	26,648,500	26,581,500

Retained earnings	18,794,900	17,095,900

Accumulated other comprehensive loss	(17,200)	(13,000)

Total stockholders’ equity	45,470,500	43,708,600

Commitments and contingencies	$53,420,600	52,011,100

See accompanying notes to consolidated financial statements.

INVIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2001	2002	2001

Sales	$12,609,100	12,096,900	36,137,800	34,238,100

Cost of goods sold	6,215,300	5,922,000	17,659,700	16,614,600

Gross profit	6,393,800	6,174,900	18,478,100	17,623,500

Operating expenses:

Selling, general and administrative	4,642,200	4,731,200	13,086,600	12,805,300

Research and experimental	859,600	815,700	2,626,000	2,176,600

Total operating expenses	5,501,800	5,546,900	15,712,600	14,981,900

Income from operations	892,000	628,000	2,765,500	2,641,600

Other income (expense):

Interest income	37,000	109,500	158,600	324,000

Interest expense	(16,700)	(27,900)	(68,600)	(92,100)

Loss on sale of G.C. Industries	—	(600,500)	—	(600,500)

Other, net	(32,800)	439,200	(32,800)	439,100

Income from continuing operations before income taxes	879,500	548,300	2,822,700	2,712,100

Income tax expense	390,900	211,200	1,043,500	941,300

Net income from continuing operations	$488,600	$337,100	1,779,200	1,770,800

Discontinued operations:

Income from operations of discontinued Sierra Precision subsidiary, net of income tax of $22,400 and $160,800 in 2002 and $64,500 and $222,500 in 2001	28,800	148,000	207,100	439,400

Loss on disposal of Sierra Precision, net of income tax benefit of $223,100	(287,300)	—	(287,300)	—

(Loss) income from discontinued operations	(238,500)	148,000	(80,200)	439,400

Net income	$230,100	485,100	1,699,000	2,210,200

Basic net income per common share data:

Continuing operations	$0.11	0.08	0.40	0.40

Discontinued operations	(0.06)	0.03	(0.02)	.10

Basic net income per common share	$.05	.11	.38	.50

Weighted average common shares outstanding (basic)	4,428,043	4,410,438	4,425,137	4,394,965

Diluted net income per common share data:

Continuing operations	$0.11	0.08	0.39	0.40

Discontinued operations	(0.06)	0.03	(0.02)	.09

Diluted net income per common share	$.05	.11	.37	.49

Weighted average common shares outstanding (diluted)	4,598,986	4,463,154	4,567,903	4,475,657

See accompanying notes to consolidated financial statements.

INVIVO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2002 AND 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,699,000	$2,210,200

Adjustments to reconcile net income to Cash provided by operating activities:

Depreciation and amortization	817,100	963,300

Loss on sale of discontinued operation	287,300	—

Loss on sale of G.C. Industries	—	600,500

Loss on disposal of fixed assets	31,800	—

Write-off of note receivable	—	203,600

Deferred income taxes	(264,400)	238,000

Change in operating assets and liabilities:

Trade receivables	2,631,400	325,200

Inventories	153,500	308,400

Prepaid expenses and other current assets	(287,600)	(482,500)

Accrued expenses	111,200	(402,700)

Accounts payable	(391,300)	(757,800)

Income taxes payable	71,800	(96,000)

Current assets of discontinued operation	141,900	(240,300)

Net cash provided by operating activities	5,001,700	2,869,900

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of short-term investments	(2,094,600)	(2,564,400)

Capital expenditures	(1,567,500)	(743,300)

Asset acquisition	(349,200)	—
Sale of G.C. Industries	—	664,000

Other assets	—	50,800

Net investing activities of discontinued operation	124,600	(254,200)

Net cash used in investing activities	(3,886,700)	(2,847,100)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of common stock	67,100	183,800

Principal payments under long-term debt and other liabilities	(111,600)	(115,800)

Net cash (used in) provided by financing activities	(44,500)	68,000

Net increase in cash and cash equivalents	1,070,500	90,800

Cash and cash equivalents at beginning of period	279,000	969,800

Cash and cash equivalents at end of period	$1,349,500	$1,060,600

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Income taxes	$1,398,300	$1,018,600

Interest	$68,600	$92,100

See accompanying notes to consolidated financial statements.

INVIVO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

         The unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s annual consolidated financial statements and notes.

2.	DISCONTINUED OPERATIONS

         In April 2002, the Company entered into a definitive agreement to sell substantially all of the assets of Sierra Precision, a wholly-owned subsidiary, for a cash amount to be determined upon the closing of the transaction. The expected closing date is to be in May 2002. The Sierra Precision subsidiary has been accounted for as a discontinued operation. Accordingly, Sierra Precision’s current and non-current assets have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes. Excluded from the transaction were substantially all the liabilities of Sierra Precision. Prior year financial statements for 2001 have been restated to present the operations of the Sierra Precision subsidiary as a discontinued operation. In conjunction with the discontinuance of operations, the Company recorded a provision for disposition of $287,300 (net of income tax benefit of $223,100) for the loss, including transaction costs estimated to be incurred in the Sierra Precision disposition. Revenue from discontinued operations for the three and nine months ended March 31, 2002 was $1,552,100 and $4,927,900, respectively. Revenue from discontinued operations for the three and nine months ended March 31, 2001 was $1,704,000 and $5,270,000, respectively. Loss from discontinued operations for the three and nine month ended March 31, 2002 was $238,500 and $80,200, respectively. Income from discontinued operations for the three and nine month ended March 31, 2001 was $148,000 and $439,400, respectively.

         The assets of the discontinued operation have been recorded at their estimated net realizable value as current assets of discontinued operations or non-current assets of discontinued operations in the accompanying consolidated balance sheets at March 31, 2002 and June 30, 2001 and consist of the following:

	March 31,	June 30,
	2002	2001

Current assets:

Cash	1,000	1,000

Accounts receivable	1,460,100	1,622,900

Inventory	2,576,700	2,692,400

Other	—	26,000

	4,037,800	4,342,300

Non-current assets:

Property and equipment, net	1,163,000	1,287,200

Other	—	18,000

	1,163,000	1,305,200

3.	SEGMENT INFORMATION

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

         Summarized financial information concerning the Company’s business segments is shown in the following table. In April 2002, the Company entered into a definitive agreement to sell substantially all of the assets of Sierra Precision, a wholly-owned subsidiary. The segment information has been restated to reflect historical segment information as adjusted for the reclassification of Sierra Precision as a discontinued operation. The “Corporate” column includes general and administrative and corporate-related expenses not allocated to reportable segments (in thousands).

		SAFETY AND
	PATIENT SAFETY	INDUSTRIAL		DISCONTINUED
	MONITORING	INSTRUMENTATION	CORPORATE	OPERATIONS	TOTAL

For the three months ended March 31, 2002

Net sales	$10,472	2,137	—		12,609

Income from operations	1,582	(56)	(633)		893

Depreciation and amortization	249	51	1		301

For the three months ended March 31, 2001

Net sales	$9,153	2,944	—		12,097

Income from operations	905	386	(663)		628

Depreciation and amortization	263	42	15		320

For the nine months ended March 31, 2002

Net sales	$29,394	6,744	—		36,138

Income from operations	4,113	185	(1,533)		2,765

Depreciation and amortization	644	132	41		817

Total assets at March 31, 2002	27,824	6,897	13,499	5,201	53,421

For the nine months ended March 31, 2001

Net sales	$25,617	8,621	—		34,238

Income from operations	2,873	1,109	(1,340)		2,642

Depreciation and amortization	790	132	41		963

Total assets at March 31, 2001	28,750	6,035	11,167	4,644	50,596

         A reconciliation of income from operations to income from continuing operations before income taxes for the three and nine months ended March 31 follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2001	2002	2001

Income from operations	$892,000	628,000	2,765,500	2,641,600

Loss on sale of G.C. Industries	—	(600,500)	—	(600,500)

Other income (expense)	(12,500)	520,800	57,200	671,000

Income from continuing operations before taxes	$879,500	548,300	2,822,700	2,712,100

3.	DEBT AND BANK BORROWINGS

         The Company’s bank line of credit of $1,000,000 was renewed at the same terms on December 1, 2001 and expires on December 1, 2002. The Company’s revolving bank line of credit is collateralized by the Company’s accounts receivable, inventory, and equipment. At March 31, 2002, $1,000,000 was available under the line of credit.

4.	COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2002	2001	2002	2001

Net income	$230,100	$485,100	$1,699,000	$2,210,200

Change in unrealized gain (loss) on short-term investments	—		—	26,200

Change in foreign currency translation	6,600	—	(4,200)	—

Comprehensive Income	$236,700	$485,100	$1,694,800	$2,236,400

5.	NET INCOME PER COMMON SHARE

The following table presents the calculation for basic and diluted net income per common share:

	THREE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2001	2000	2001	2000

BASIC:

Weighted average common shares outstanding	4,428,043	4,410,438	4,425,137	4,394,965

Net Income	$230,100	$485,100	$1,699,000	$2,210,200

Basic net income per common share	$0.05	$0.11	$0.38	$0.50

DILUTED:

Weighted average common shares outstanding (basic)	4,428,043	4,410,438	4,425,137	4,394,965

Dilutive stock options	170,943	52,716	142,766	80,692

Weighted average common shares outstanding (diluted)	4,598,986	4,463,154	4,567,903	4,475,657

Net Income	$230,100	$485,100	$1,699,000	$2,210,200

Diluted net income per common share	$0.05	$0.11	$0.37	$0.49

6.	GOODWILL

The Company adopted SFAS No.142, Goodwill and Other Intangible Assets effective July 1, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Accordingly, the Company did not record any amortization during the first nine months of fiscal 2002 related to goodwill. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. No such impairment losses were recorded upon the initial adoption of SFAS 142.

The following table reconciles the prior period’s reported net income to its respective pro forma balance adjusted to exclude the amortization of goodwill, which is no longer recorded under SFAS No. 142.

	For the Three Months Ended			For the Nine Months Ended
	March 31, 2001			March 31, 2001

		Earnings per Share			Earnings per Share

	Amount	Basic	Diluted	Amount	Basic	Diluted

Net income	$485,100	0.11	0.11	$2,210,200	0.50	0.49

Add back goodwill amortization	57,300	0.01	0.01	195,500	0.04	0.04

Adjusted net income	$542,400	0.12	0.12	$2,405,700	0.54	0.53

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

Sales

         Sales of $12,609,100 for the third quarter ended March 31, 2002 increased 4.2% compared to sales of $12,096,900 for the third quarter ended March 31, 2001. Sales for the nine months ended March 31, 2002 increased 5.5% to $36,137,800 compared with $34,238,100 for the comparable period last year. Sales at the Company’s patient safety monitoring business increased 14.4% in the third quarter and 14.7% for the nine months compared to year earlier sales. The sales increase was primarily due to the continued growth in sales of the Company’s MRI vital signs monitor along with a slight improvement in “Millennia” product sales for the quarter. The continued growth in the MRI vital signs monitor can be attributed to increased acceptance and usage of MRI procedures in hospital settings as the Company continues to maintain its leadership position in this market. The increase in “Millennia” sales in the quarter helped offset the decline in “Millennia” sales for the first six months of fiscal 2002 as the general patient monitoring market continues to experience flat to slow growth. The sales increase at the patient safety monitoring business for the third quarter and first nine months of fiscal 2002 was offset by a sales decline at the Company’s safety and industrial instrumentation segment as the Company’s gas detection product sales have been negatively affected by the general economic slowdown. The Company’s pressure sensing devices and non-contact infrared thermometer products also experienced sales declines for the three and nine months ended March 31, 2002.

Gross Profit

         The gross profit margin decreased for the three months ended March 31, 2002 to 50.7% from 51.0% and decreased to 51.1% from 51.5% for the nine months ended March 31, 2001 as compared to the comparable prior year periods. The decline in the gross profit margin for the third quarter of fiscal 2002 was largely due to the write-off of slow moving and obsolete inventory of approximately $175,000 at the Company’s non-contact infrared thermometer business as that business continued to experience a prolonged sales decline. Throughout fiscal 2002, gross margins of the safety and industrial instrumentation product lines have declined due primarily to the impact of the decreased sales relative to fixed cost of sale components. These declines have been partially offset by an increase in the gross profit margin at the patient safety monitoring business due primarily to proportionately greater sales in that business of MRI vital sign monitors.

Operating Expenses

         Selling, general and administrative expenses for the three month period ended March 31, 2002 decreased 1.8% or $89,000 from the previous fiscal period. Selling, general and administrative expenses for the nine month period ended March 31, 2002 increased 2.2% or $281,300 from the previous fiscal period. Selling, general and administrative expenses were 36.8% and 36.2% of sales for the three and nine month periods ended March 31, 2002 compared with 39.1% and 37.4%, respectively, for the comparable periods in fiscal 2001. The decrease in these expenditures in aggregate and as a percentage of sales for the three month period ended March 31, 2002 was due to lower administrative expenses at the Company’s patient safety monitoring business which offset an increase in sales commission expenses on the higher sales volume. The increase in these expenditures in aggregate for the nine months ended March 31, 2002 was primarily due to higher selling expenses on the higher sales volume at the patient safety monitoring business along with higher facility leasing and depreciation expenses at the safety and industrial instrumentation product line and corporate facilities. These increases more than offset the affect of the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001 as a result of which the Company stopped amortizing its goodwill.

         Research and experimental expenses for the three and nine month periods ended March 31, 2002 increased 5.4% or $43,900 and 20.6% or $449,400, respectively, from the previous fiscal periods. Research and experimental expenses were 6.8% and 7.3% of sales for the three and nine month periods ended March 31, 2002 compared to 6.7% and 6.4% for the comparable periods in fiscal 2001. The increase for the three and nine month periods ended March 31, 2002 was due to increased expenditures on behalf of the medical device business on its next generation vital signs monitors which offset a decline in research and experimental expenditures at the safety and industrial instrumentation product lines. The Company plans to continue its efforts in developing new products and enhancing its existing ones and expects future research and experimental expenditures as a percentage of sales to be in the range of the third quarter of fiscal 2002 levels.

Other Income and Expense

         Interest income was $37,000 for the third quarter of fiscal 2002 as compared to $109,500 for the prior year period. For the nine months ended March 31, 2002 interest income was $158,600 as compared to $324,000 for the prior year period. The decrease was due to the lower interest rates earned on the Company’s short-term investments.

Provision for Income Taxes

         The effective tax rate for the three months ended March 31, 2002 was 44.4% compared to 38.5% for the prior year period resulting in an effective tax rate for the nine months ended March 31, 2002 of 37.0%. The increase in the quarter was due to the effects of state income taxes and settlement of state income tax examinations.

Discontinued Operations

         In April 2002, the Company entered into a definitive agreement to sell substantially all of the assets of Sierra Precision, its wholly-owned subsidiary, for a cash amount to be determined upon the closing of the transaction. The closing date was May 13, 2002. In conjunction with the discontinuance of operations, the Company recorded a provision for disposition of $287,300 (net of income tax benefit of $223,100) for costs estimated to be incurred in the Sierra Precision disposition. Revenue from discontinued operations for the three and nine months ended March 31, 2002 was $1,552,100 and $4,927,900, respectively. Revenue from discontinued operations for the three and nine months ended March 31, 2001 was $1,704,000 and $5,270,000, respectively. Loss from discontinued operations for the three and nine month ended March 31, 2002 was $238,500 and $80,200, respectively. Income from discontinued operations for the three and nine month ended March 31, 2001 was $148,000 and $439,400, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 2002 increased to $32,422,700 from $31,380,100 at June 30, 2001. Net cash provided by operating activities was $5,001,700 for the nine months ended March 31, 2001 compared with $2,869,900 provided by operating activities for the nine months ended March 31, 2001. This increase in net cash provided by operating activities was the result of a decrease in accounts receivable particularly at the patient safety monitoring business as the Company improved its collection efforts and days outstanding on its receivables.

         Capital expenditures were $1,567,500 for the first nine months of fiscal 2002 compared to $743,300 for the prior year period. Capital expenditures were primarily related to the expansion of the Company’s medical device facility and investments in manufacturing equipment and sales demonstration equipment for the medical device business along with leasehold improvements at the Company’s new facility for the pressure sensing and non-contact infrared thermometer product lines.

         The Company believes that its cash resources and cash flow from operations are adequate to meet its ongoing cash needs for working capital and capital expenditures. The Company’s revolving bank line of credit is collateralized by the Company’s accounts receivable, inventory, and equipment. The line of credit was renewed at the same terms for one year on December 1, 2001. At March 31, 2002, $1,000,000 was available under the line of credit. The Company believes that its cash resources and cash flow from operations are adequate to meet its anticipated cash needs for working capital and capital expenditures throughout fiscal 2002.

         The Company will continue to explore opportunities for the possible acquisitions of technologies or businesses, which may require the Company to seek additional financing.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Invivo does not believe SFAS No. 143 will have a material impact on its financial statements and related disclosures.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements regarding the Company’s plans, expectations, estimates and beliefs. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances. Factors that could cause actual results, events or circumstances to differ from forward-looking statements made in this report include those set forth in the following “Risk Factors” section.

RISK FACTORS

THE COMPANY IS DEPENDENT ON A CONCENTRATED LINE OF PRODUCTS

         The Company’s future financial performance will be largely dependent on its patient monitor product line, which includes a limited number of products. The Company expects its MRI patient monitors and its Millennia portable patient monitor to have a substantial impact on revenue growth. In the MRI monitoring market, the success of its MRI monitors is heavily dependent on the continued acceptance of MRI technology as a diagnostic tool. In the general patient monitoring market, the Company’s Millennia monitor is heavily dependent on its ability to further penetrate an already competitive market.

         In addition, the recent consolidation in the medical care provider market has resulted in a number of very large purchasers of medical devices. These large purchasers typically prefer to establish relationships with medical device manufacturers that have broad and diverse product lines.

         The failure of the Company’s products to continue to gain market acceptance or a continued consolidation of the medical care provider market could have a material adverse effect on its business and results of operations.

THE COMPANY FACES INCREASED LEVELS OF COMPETITION

         The Company has encountered and will continue to encounter significant competition in the sale of its products. The Company’s general patient monitoring competitors include a number of large multinational corporations. Some of these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. In the MRI patient monitoring market, the Company has enjoyed a significant first-to-market advantage over its competitors. However, competitors have introduced products designed to compete with its MRI vital signs monitoring products. In addition, as the market for MRI vital signs monitoring products expands it may attract competitors with greater resources.

         Additionally, competition may increase if new companies enter the Company’s markets or if existing competitors expand their product lines or intensify efforts within existing product lines. The introduction of competitive products may result in a decrease in the Company’s market share and in a decrease in the prices at which the Company is able to sell its products. The Company’s market share could also be adversely affected by increasing concentration in the medical care provider market. Any decrease in the Company’s market share or decrease in the prices at which the Company is able to sell its products could have a material adverse effect on its business and results of operations.

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE

         The Company’s financial results may fluctuate significantly from period to period because of a variety of factors, many of which is beyond its control. These factors include:

•	increased competition

•	changes in the Company’s pricing policies and those of its competitors

•	changes in the Company’s operating expenses or capital expenditures

•	timing and market acceptance of new and upgraded product introductions by the Company and its competitors

•	seasonal fluctuations in the demand for the Company’s products

•	introduction of alternative technologies by the Company and its competitors

•	effect of potential acquisitions

•	other general economic factors

Fluctuations caused by these and other factors could have a material adverse effect on the Company’s business and results of operations.

THE COMPANY IS SUBJECT TO A SIGNIFICANT RISK OF NEW LAWS RELATED TO HEALTH CARE

         Changes in the law or new interpretations of existing laws may have a significant effect on the Company’s costs of doing business and the amount of reimbursement the Company receives from both government and third-party payors. In addition, economic forces, regulatory influences and political initiatives are subjecting the health care industry to fundamental changes. Federal, state and local government representatives are likely to continue to review and assess alternative health care delivery systems and payment methods. The Company expects ongoing public debate on these issues. Any of these efforts or reforms could have a material adverse affect on the Company’s business and results of operations.

THE COMPANY’S BUSINESS IS SUBJECT TO TECHNOLOGICAL CHANGE AND INTRODUCTION OF NEW PRODUCTS

         Technological change, evolving industry standards and new product introductions and enhancements characterize the markets for the Company’s products. Many of the Company’s products and products under development are technologically innovative, and therefore require significant planning, design, development and testing. These activities require the Company to make significant capital commitments and investments. In addition, industry standards may change on short notice and new products and technologies may render existing products and technologies uncompetitive. Additionally, the products that the Company is currently developing, and those that the Company develops in the future, may not be technologically feasible or accepted by the marketplace or they may not be completed in an acceptable time frame. Any increased capital investments or loss in sales due to technological change could have a material adverse effect on the Company’s business and results of operations.

THE COMPANY CURRENTLY IS INVOLVED IN A LEGAL PROCEEDING

         The Company’s medical device subsidiary, Invivo Research, was one of two third-party defendants named in a lawsuit in June of 1994 by Southern Nevada Surgical Center and Surgex Southern Nevada, Inc. in Nevada State District Court. The underlying action in this matter stemmed from an incident involving a surgical patient undergoing a procedure at the Southern Nevada Surgical Center. The patient suffered a serious permanent brain injury. A lawsuit was filed on behalf of the patient against the surgical center and the anesthesiologist who monitored the patient. The defendants in that action made a substantial settlement to the patient. Southern Nevada Surgical Center (“SNSC”) and Surgex were seeking indemnity and contribution of approximately $14 million from the manufacturer of the anesthetic gas machine and Invivo Research, which manufactured the vital signs monitor used in this procedure. SNSC and Surgex alleged that both the anesthetic gas machine and the vital signs monitor were defective. The Company believes that the vital signs monitor operated properly and was properly designed for its intended function.

         On August 18, 1999, the Nevada District Court granted the Company’s Motion to Dismiss for Failure to Prosecute. The Order granted dismissal of the SNSC and Surgex contribution claims, without prejudice, based upon Nevada law that provides that an action must be brought to trial within five years of the date of the filing of the original action. The dismissal is being appealed.

         In April of 1997, the plaintiff’s insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to U.S. District Court. The action by CNA was dismissed by the District Court on January 19, 2000 as the District Court found CNA did not have standing as the real party of interest. CNA appealed the decision to the Ninth Circuit Court of Appeals. A three-member panel of the Ninth Circuit reversed the dismissal and remanded the case back to Federal District Court on July 30, 2001. The Company appealed this decision and requested a decision from the full panel of the Ninth Circuit. The Ninth Circuit, without issuing an opinion, unanimously voted to deny the Petition for Rehearing in this matter. The action has been remanded to the U.S. District Court for further proceedings.

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

         Claims could be made against the Company even if its products did not contribute to the injury that was sustained. Frequently, the Company’s products are used with products developed by other manufacturers. Even if its products are not the cause of the injury, the Company may not be able to prove that some other product malfunction or human error caused a claimant’s injury.

         The Company has had product liability claims made against it in the past and may have further claims made against it in the future. While the Company is insured for certain product liability claims, not all claims will be covered and the level of its insurance may not be sufficient to protect it from the full amount of a successful claim. In addition, the Company may not be able to obtain adequate amounts of insurance at an acceptable cost. Claims made against the Company that are not insured, or that exceed the amount of the Company’s coverage, could have a material adverse effect on its business and results of operations.

         Similarly, the Company’s products are subject to the potential of being recalled by government agencies for actual or potential deficiencies or problems. Any such recall would likely be expensive and would have a material adverse effect on the Company’s business and results of operations.

THE COMPANY FACES INCREASED RISKS OF INTERNATIONAL OPERATIONS

         International sales have accounted for over 20% of the Company’s sales for each of the past three years and may increase over time. International sales are subject to a number of risks, including the following:

•	fluctuations in exchange rates may affect the demand for products and services the Company provides in foreign markets

•	adverse changes in local economic conditions could depress the demand for the Company’s products

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system

•	foreign customers may have longer payment cycles

•	foreign countries may impose additional withholding taxes or otherwise tax the Company’s foreign income, impose tariffs, or adopt other restrictions on foreign trade

•	U.S. export licenses may be difficult to obtain

•	the protection of intellectual property in foreign countries may be more difficult to enforce

         Any of these factors could have a material adverse impact on the Company’s business and results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company’s sales are primarily denominated in U.S. dollars and as a result, the Company has relatively little exposure to foreign currency exchange risk with respect to its sales. The Company does not currently hedge against exchange foreign currency rate fluctuations. The effect of an immediate 10% change in exchange rates would not have a material impact on the Company’s future operating results or cash flows.

PART II — OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS:

         The Company’s medical device subsidiary, Invivo Research, was one of two third-party defendants named in a lawsuit in June of 1994 by Southern Nevada Surgical Center and Surgex Southern Nevada, Inc. in Nevada State District Court. The underlying action in this matter stemmed from an incident involving a surgical patient undergoing a procedure at the Southern Nevada Surgical Center. The patient suffered a serious permanent brain injury. A lawsuit was filed on behalf of the patient against the surgical center and the anesthesiologist who monitored the patient. The defendants in that action made a substantial settlement to the patient. Southern Nevada Surgical Center (“SNSC”) and Surgex were seeking indemnity and contribution of approximately $14 million from the manufacturer of the anesthetic gas machine and Invivo Research, which manufactured the vital signs monitor used in this procedure. SNSC and Surgex alleged that both the anesthetic gas machine and the vital signs monitor were defective. The Company believes that the vital signs monitor operated properly and was properly designed for its intended function.

         On August 18, 1999, the Nevada District Court granted the Company’s Motion to Dismiss for Failure to Prosecute. The Order granted dismissal of the SNSC and Surgex contribution claims, without prejudice, based upon Nevada law that provides that an action must be brought to trial within five years of the date of the filing of the original action. The dismissal is being appealed.

         In April of 1997, the plaintiff’s insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to U.S. District Court. The action by CNA was dismissed by the District Court on January 19, 2000 as the District Court found CNA did not have standing as the real party of interest. CNA appealed the decision to the Ninth Circuit Court of Appeals. A three-member panel of the Ninth Circuit reversed the dismissal and remanded the case back to Federal District Court on July 30, 2001. The Company appealed this decision and requested a decision from the full panel of the Ninth Circuit. The Ninth Circuit, without issuing an opinion, unanimously voted to deny the Petition for Rehearing in this matter. The action has been remanded to the U.S. District Court for further proceedings.

         Any judgment against the Company that exceeds the amount that its insurer is required to pay could have a material adverse effect on its business and results of operations.

ITEM 2:   CHANGES IN SECURITIES:

         Not Applicable.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES:

         Not Applicable.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

         Not Applicable

ITEM 5:   OTHER INFORMATION:

         Not Applicable.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibit No.	Description of Exhibit

Exhibit 10.21	Seventh Amendment to Credit Agreement between Wells Fargo and Invivo Corporation dated April 16, 2002

Exhibit 10.22	Asset Purchase Agreement dated April 20, 2002 by and among 3D Instruments, LLC and Sierra Precision and Invivo Corporation

(b)	Reports on Form 8-K:

Current Report on Form 8-K dated April 23, 2002 reporting the Company had entered into a definitive agreement with 3D Instruments, LLC to sell the assets of Sierra Precision. A copy of the press release was filed as Exhibit 99.1 to the report.

SIGNATURES

         In accordance with requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO CORPORATION

Date: May 15, 2002	By:	/s/ JOHN F. GLENN

Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)