Form 10-K
period 2002-06-30
INVIVO CORP
filed 2002-09-30
CIK 806168

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended JUNE 30, 2002

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number 0-15963

INVIVO CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	77-0115161
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4900 HOPYARD RD. #210 PLEASANTON, CALIFORNIA	94588
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 925-468-7600

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price of $13.88 on September 19, 2002, the aggregate market value of registrant’s voting Common Stock held by non-affiliates of the registrant was approximately $54,905,948.

There were 4,477,399 shares of the registrant’s Common Stock, $.01 par value, outstanding on September 19, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year June 30, 2002 are incorporated by reference in Part III.

PART I

ITEM 1. BUSINESS

OVERVIEW

     Invivo Corporation designs, manufactures and markets monitoring systems that measure and display vital signs of patients in medical settings. The Company’s systems simultaneously monitor heart function, respiration, heart rate, blood oxygen levels, invasive and non-invasive blood pressure and exhaled carbon dioxide levels.

     The Company developed the first multi-parameter vital sign patient monitoring system for use during magnetic resonance imaging (“MRI”). Based on the Company’s reputation in the MRI patient monitoring field and its technological expertise, it enhanced its focus into the general patient monitoring market in the mid-1990s with the introduction of new portable multi-parameter vital signs products.

     The Company has established relationships with most of the world’s largest MRI equipment manufacturers. It presently maintains distribution agreements or other original equipment manufacturers (“OEM”) vendor relationships with Siemens A.G. Medical Engineering Group (“Siemens Medical”), Philips Medical Systems (“Philips Medical”), Hitachi Medical Corporation, and GE Medical Systems (“GE Medical”). GE Medical, Siemens Medical and Philips Medical have approved the use of the Company’s monitors for incorporation into their MRI equipment. The Company is currently working with Philips Medical to develop an integrated MRI compatible patient vital signs monitoring system for use with Philips’ MRI scanner designed for cardiovascular disease diagnosis.

     On May 10, 2002, Invivo Corporation completed its sale of substantially all of the assets and the transfer of certain liabilities of Sierra Precision, a wholly-owned subsidiary of the Company, to 3D Instruments, LLC. Sierra Precision is a manufacturer of gauges that monitor and control oxygen flow for safety, industrial and governmental markets. Sierra Precision represented approximately 12% of Invivo Corporation’s consolidated revenues for the first nine months of fiscal year 2002.

     On May 30, Invivo Corporation sold substantially all of the assets and transferred certain liabilities of Lumidor Safety Corporation; a wholly-owned subsidiary of the Company, to Zellweger Analytics, Inc. Lumidor is a manufacturer of portable and fixed gas detection instrumentation for worker safety. Lumidor Safety represented approximately 13% of Invivo Corporation’s consolidated revenues for the first nine months of fiscal year 2002.

     With the sale of Sierra Precision and Lumidor Safety, the Company’s non-medical business consists of a line of industrial instrumentation products representing approximately 4% of sales. The percentage of sales contributed by the Company’s medical line of products, excluding the discontinued operations, was 90%, 93% and 96% for fiscal years 2000, 2001 and 2002, respectively.

INDUSTRY

MEDICAL

     MRI

     MRI is a non-invasive diagnostic tool that uses magnetic fields and radio frequencies to produce images of internal organs and structures of the body. As a result, MRI scanners are used worldwide, and are located principally in hospitals and stand-alone imaging centers. The Company believes that roughly half of these MRI scanners are located in the United States.

     The Company believes the MRI marketplace will continue to grow as new uses for MRI are developed. The Company estimates that over 2,200 new MRI units were sold worldwide in 2001.

     MRI patient monitoring technology enables physicians to track vital signs while the patient is undergoing an MRI procedure. While not every MRI use requires a patient monitor, as uses continue to expand the Company believes patient monitoring during the MRI procedure has become increasingly important. The MRI environment presents unique challenges for patient monitoring. A monitor must not interfere with the MRI in a manner that degrades the image. In addition, the monitor signal must be protected from the MRI’s magnetic field and radio frequencies in order to maintain the accurate performance of the monitor. In light of these challenges, the Company is aware of only two other companies currently manufacturing MRI patient monitors. The Company believes it is the market leader.

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

     The Company estimates the worldwide market for patient monitoring products that measure multiple vital signs, including MRI and general patient monitoring, was approximately $2.0 billion in 2001. This market consists of three segments identified by their environments. The first segment is the portable monitoring market that includes the emergency room, bedsides, cath labs and neo-natal care units of hospitals. The second segment is the inpatient and outpatient operating room market. The final segment includes intensive and critical care units in hospitals.

     The general patient monitoring market is mature and therefore highly competitive.

INDUSTRIAL INSTRUMENTATION

     The Company’s industrial instrumentation product line consists of pressure and infrared sensor instrumentation that are utilized in industrial settings. The Company does not expect the industrial instrumentation segment in which it competes to experience growth in the foreseeable future.

PRODUCTS

MRI PATIENT MONITORS

     Through its patented technologies and proprietary shielding techniques, the Company is able to monitor a patient’s vital signs without disrupting the MRI process.

     OMNI-TRAK 3100. In the late 1980s, the Company pioneered the development of vital signs monitoring during magnetic resonance imaging with the introduction of the Omni-Trak 3100. The Omni-Trak 3100 provides continuous monitoring of all key aspects of a patient’s vitality, including electrocardiograph, respiration, heart rate, blood oxygen levels, invasive and non-invasive blood pressure and expired carbon dioxide levels.

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

     MAGNITUDE. In fiscal 2001, the Company introduced its full featured, high-end MRI monitor. The Magnitude provides all of the features of the Omni-Trak 3150 along with Digital Signal Processing (DSP) of the electrocardiogram (“ECG”) signal for enhanced ECG performance and removal of MRI gradient artifact. The Magnitude also offers automatic identification and measurement of five anesthetic agents.

GENERAL PATIENT MONITORING

     MILLENNIA. The Millennia portable patient monitor is a compact multi-parameter vital signs monitor. Hospitals maximize the use of these monitors because they can easily be moved with a patient or between locations. The Company also developed a modified version of the Millennia for incorporation into GE Medical ‘s CT scanners for use in cardiology.

     M12. The Company’s recently introduced M12 patient monitor, the next generation of the Millennia, offers a large 12-inch color display with comprehensive vital signs monitoring including the second generation automatic five anesthetic agent identification and measurement.

     CENTURION 2000. The Company’s Centurion 2000 is a PC-based central station monitoring system that networks Millennia or M12 patient monitors, allowing a single healthcare professional to monitor up to forty patients simultaneously. The main monitoring screen provides for rapid interpretation of vital signs information by a single health care professional and complies with new FCC-WMTS (Wireless Medical Telemetry Service) 608-614 MHz frequencies.

     OTHER. Other monitors include:

•	a non-invasive blood pressure monitor that uses digital signal processing for fast and consistent measurements

•	an inexpensive multi-parameter vital signs monitor designed specifically for the international market

•	a stand-alone unit to measure blood oxygen levels

•	a monitor for blood pressure and blood oxygen levels

•	a portable, hand-held blood oxygen level monitor offering a low-cost, transportable monitoring unit

INDUSTRIAL INSTRUMENTATION

     The Company’s industrial sensor and instrumentation products consist of pressure sensors and infrared non-contact temperature measuring devices.

     The infrared non-contact temperature measuring products are used in a wide variety of industrial instrumentation situations. These include the fabrication of semiconductors, the manufacturing of metals and glass, and miscellaneous automotive, plant maintenance, construction and food preparation applications. The Company’s quickTemp is a hand-held, pocket-sized, infrared non-contact thermometer.

     The Company sells its pressure sensing devices primarily to plastic extrusion equipment manufacturers who use these devices in their production processes. Manufacturers in the food, beverage, synthetic fiber and pharmaceutical industries also use these devices to measure the pressure of processing ingredients.

SALES AND MARKETING

     Unlike many other medical device companies its size, the Company sells its patient monitoring products in the United States through a direct sales force. The domestic sales force includes 32 salespersons organized into five regions in the United States. Distributors, assisted by the Company’s eight international sales personnel located in Europe and in the Far East, handle sales throughout the rest of the world.

     The Company sells its patient monitoring products primarily to hospitals and, to a lesser degree, to stand-alone imaging centers, outpatient surgery centers and OEM customers. The Company has OEM or worldwide distribution agreements with Siemens A.G. Medical Engineering Group, Philips Medical Systems, Hitachi Medical Corporation and GE Medical Systems for its MRI monitoring equipment. These relationships facilitate the sale of monitors with the MRI equipment manufactured by these companies. GE Medical Systems accounted for 13.4% of revenues in fiscal 2002.

     The Company has also established relationships with hospital group purchasing organizations such as HealthTrust, Premier Inc., AmeriNet, Inc., Broadlane, Inc., HealthSouth and MedAssets/Insource.

     The Company markets its industrial instrumentation products mostly through distributors and its own sales personnel. The Company sells the products primarily to various industrial users.

     Foreign sales represented 26%, 27% and 27% of the Company’s total sales in fiscal 2002, 2001 and 2000. The Company is actively trying to expand its international presence, especially in the patient monitoring business. See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding foreign sales.

     The Company’s backlog of unfilled purchase orders for all its products was approximately $7.9 million as of June 30, 2002. The Company’s backlog of unfilled purchase orders for all its products including those of its discontinued operations was approximately

$11.3 million as of June 30, 2001 and approximately $10.1 million as of June 30, 2000. Within the next 12 months, the Company expects to ship all of its current backlog. Because of customer changes in delivery schedules and the possible cancellation of orders, backlog as of any particular date may not be representative of the Company’s actual sales for any succeeding fiscal period. Historically, order cancellations have not been significant. The Company’s businesses are not inherently seasonal, although for some of its businesses orders and shipments in the first and second fiscal quarters have been historically lower than the third and fourth quarters.

MANUFACTURING AND ASSEMBLY

     Other companies manufacture components and subassemblies to the Company’s specifications. The Company then assembles its products at its facilities in California and Florida. The medical device manufacturing facility in Florida is ISO 9001 certified. The Company generally obtains the materials and supplies that it uses to produce its products from a wide variety of suppliers. The Company has not experienced any significant shortages. Although certain materials that the Company uses in the manufacture of medical devices are available from only a few suppliers, the Company does not anticipate any significant difficulties in obtaining any of these materials in the foreseeable future.

COMPETITION

     The medical markets in which the Company competes include MRI and general monitoring. The Company is aware of three current competitors in the worldwide MRI monitoring market. The general patient monitoring market is highly competitive and includes companies that are much larger than the Company with significantly greater financial resources. The Company estimates there are approximately 15 to 20 competitors in the general patient monitoring market.

     In the medical device business, price is an important factor in hospital purchasing patterns as a result of cost containment pressures on the health care industry. To the extent that healthcare reform measures negatively affect the financial condition of hospitals and thereby reduce their capital purchases, the Company expects price to continue to be a very important competitive factor. The Company also competes on the basis of product reliability, quality, technical features, performance and service. The Company’s products are priced competitively with others in the market and the Company is comparable on quality, technical features, performance and service.

     The markets for the Company’s non-medical products are, in general, characterized by a relatively limited number of competitors; however, these markets are highly competitive. The Company estimates there are generally five to ten competitors in each of these markets. The Company competes on price, product reliability, quality, technical features, performance and service in these markets.

GOVERNMENTAL REGULATION

     The patient monitoring devices the Company manufactures and markets are subject to regulation by the FDA and, in some instances, corresponding state and foreign governmental agencies.

     The Company’s existing medical devices were cleared for marketing in the United States through the FDA’s section 510(k) premarket notification process. The 510(k) premarket notification process is available where the new product being submitted to the FDA can be compared to a pre-existing commercially available product that performs functions the FDA considers to be substantially equivalent. If a product does not meet the eligibility requirements for the 510(k) process, then its application must be submitted, instead, under the more time consuming and costly premarket approval procedure.

     The Company’s manufacturing facilities and the manufacture of its products are subject to FDA regulations regarding registration of manufacturing facilities, compliance with FDA good manufacturing practices and the reporting of adverse events. The FDA’s good manufacturing practices, titled “Quality System Regulation”, require preproduction design controls and implementation of a full quality assurance system along with standards for manufacturing processes and facilities and record keeping for device failure and complaint investigations. The Company is subject to periodic on-site inspection for compliance with such regulations. The FDA may also conduct investigations and evaluations of the Company’s products at its own initiative or in response to customer complaints or reports of malfunctions. If the FDA believes that its regulations have been violated, it has extensive enforcement authority including the power to seize, embargo or restrain entry of products from the market and to prohibit the operation of manufacturing facilities until the noted deficiencies are corrected to their satisfaction.

     The Company seeks, where appropriate, to comply with the certification and safety standards of organizations such as Underwriters’ Laboratories and the various safety and test regulations of the European Community.

     The manufacture and testing of the Company’s medical devices requires it to handle and store small quantities of a wide variety of chemicals, some of which are highly toxic. Certain of these chemicals pose a serious threat to workers and others who may come in contact with them if improperly used or handled. Most municipalities, including those in which the Company is presently located, now require that the proposed storage and use of dangerous chemicals receive local approval. State air quality boards, or similar agencies, must also approve the venting, and certain other aspects of handling, of these types of chemicals. These municipal and state agencies may, as a condition to the granting of approvals and permits, impose certain procedural limitations on the Company’s storage and handling of these chemicals and structural requirements on the facilities where these chemicals are stored and used. They also impose record keeping and reporting requirements on the users of these chemicals.

     Compliance with these requirements has not, to date, had a material effect on the Company’s capital expenditures, earnings or competitive position. Nonetheless, environmental regulation at the local, state and national levels continues to evolve, and the possibility exists that more stringent limitations and requirements may become applicable to the Company.

RESEARCH AND EXPERIMENTAL

     During fiscal years 2002, 2001, and 2000 the Company’s research and experimental expenses were approximately $3.0 million, $2.6 million, and $2.3 million, respectively. Most of these expenditures relate to the patient safety monitoring business.

INTELLECTUAL PROPERTY

     The Company’s success and competitive position depends upon its continued ability to develop new proprietary technology while protecting the Company’s existing intellectual property. As of June 30, 2002, the Company held nine US patents expiring at different times between 2002 and 2018.

     There is no assurance that any of the Company’s current or future patent applications will result in patents, and the Company’s existing or future patents may be circumvented, declared invalid or challenged as to scope or ownership. For these and other reasons, the Company may not realize any competitive advantage from the Company’s existing patents and any patents that the Company may be granted in the future. Furthermore, others may develop technologies that are similar or superior to the Company’s proprietary technologies or design around any patents that the Company may hold. In addition, the Company has not secured patent protection in foreign countries and the Company cannot be certain that the steps the Company takes to prevent misappropriation of its intellectual property abroad will be effective, or that the application of foreign laws to technology developed abroad will not adversely effect the validity or enforceability of the Company’s U.S. patents.

EMPLOYEES

     As of June 30, 2002 the Company had 213 employees. The Company is not a party to any collective bargaining agreement and has not experienced a strike or work stoppage. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The following table sets forth information with respect to the real property owned or leased by the Company which it considers material to its business.

	GENERAL CHARACTER	OWNERSHIP OR DATE OF
LOCATION	AND USE OF THE PROPERTY	EXPIRATION OF LEASE

Pleasanton, California	3,200 square-foot headquarters facility	April 2006

Fremont, California	8,000 square-foot building used as the Company’s manufacturing and distribution facility for its industrial instrumentation products	July 2006

Orlando, Florida	54,000 square-foot building used as the manufacturing, distribution and administrative facility for the Company’s patient monitoring products	Owned

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4(A). EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and directors as of June 30, 2002 are listed below, together with brief accounts of their business experience and certain other information.

NAME	AGE	POSITION

James B. Hawkins	45	President, Chief Executive Officer, Secretary and Director
John F. Glenn	40	Vice President, Finance and Chief Financial Officer
Stuart Baumgarten	47	President, Invivo Research, Inc.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDERS’ MATTERS

MARKET INFORMATION

     The Company’s common stock is traded on the Nasdaq National Market under the symbol “SAFE.” The following table describes, for the quarters indicated, the high and low closing sale prices for a share of the Company’s common stock as reported on the Nasdaq National Market.

	HIGH	LOW

YEAR ENDED JUNE 30, 2002
First Quarter	12.08	8.91
Second Quarter	13.65	11.00
Third Quarter	13.50	11.64
Fourth Quarter	15.28	11.00
YEAR ENDED JUNE 30, 2001
First Quarter	11.88	8.00
Second Quarter	11.88	7.13
Third Quarter	10.88	7.18
Fourth Quarter	10.18	8.00

     As of June 30, 2002 the Company had 54 shareholders of record of its common stock, although there are a larger number of beneficial holders.

DIVIDEND POLICY

     The Company intends to retain future earnings to finance the expansion of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. If the Company were to declare dividends in the future, such dividends would be paid at the discretion of its board of directors after taking into account various factors, including, among other things, the Company’s financial condition, results of operations, cash flows from operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, the Company’s credit facility prohibits the payment of dividends without consent from the lender.

ITEM 6. SELECTED FINANCIAL DATA

     The operations data set forth below with respect to the fiscal years ended June 30, 2002, 2001 and 2000 and the balance sheet data at June 30, 2002 and 2001 are derived from, and are qualified by, reference to the Company’s audited consolidated financial statements included elsewhere herein and should be read in conjunction with those financial statements and the notes thereto. The operations data set forth below with respect to the fiscal years ended June 30, 1999 and 1998 and the balance sheet data at June 30, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included herein.

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	FISCAL YEAR ENDED JUNE 30,

	2002	2001	2000	1999	1998

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales	$42,088	$38,054	$36,633	$34,717	$27,969
Gross profit	22,095	20,069	19,056	18,545	14,727
Operating expenses
Selling, general and administrative	15,910	15,510	13,560	12,722	11,059
Research and experimental	3,026	2,615	2,288	2,371	1,969
Other income (expense)	183	747	1,088	(153)	(388)
Loss on Sale of G.C. Industries	—	(601)	—	—	—
Income tax expense	1,133	695	1,314	974	361
Income from discontinued operations	3,416	1,658	1,984	1,492	1,313
Net income	$5,625	$3,054	$4,967	$3,818	$2,263
Basic net income per common share	$1.27	$.69	$1.15	$1.07	$.69
Weighted average common shares outstanding (basic)	4,427	4,403	4,329	3,552	3,265
Diluted net income per common share	$1.23	$.68	$1.10	$1.00	$.66
Weighted average common shares outstanding (diluted)	4,581	4,476	4,497	3,831	3,427

	(IN THOUSANDS) JUNE 30,

	2002	2001	2000	1999	1998

CONSOLIDATED BALANCE SHEET DATA:
Working capital	$38,838	$31,380	$26,730	$22,949	$9,364
Total assets	60,758	52,011	49,476	44,641	30,195
Long-term debt	1,464	1,647	1,393	1,375	1,480
Stockholders’ equity	49,481	43,709	40,325	35,167	18,168

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

Sales

     Sales of $42,088,300 for fiscal 2002 increased 10.6% compared to sales of $38,053,600 for fiscal 2001. Sales at the Company’s medical business increased 13.7% for fiscal 2002. The sales increase was primarily due to the continued growth in sales volume of the Company’s MRI vital signs monitor. The continued growth in the MRI vital signs monitor can be attributed to increased acceptance and usage of MRI procedures in hospital settings as the Company continues to maintain its leadership position in this market. “Millennia” sales for fiscal 2002 increased slightly as the patient monitoring market continues to experience flat to slow growth. The Company’s industrial instrumentation products experienced a sales decline of $821,100 or 32.2% for fiscal 2002.

Gross Profit

     The gross profit margin remained stable at 52.5% as the gross profit margin at the medical device business remained strong at 54.0% with the continued sales growth in MRI vital signs monitors. The gross profit margin for fiscal 2002 was impacted by the write-off of slow moving and obsolete inventory of approximately $175,000 at the Company’s non-contact infrared thermometer business in the third quarter of fiscal 2002 as that business continues to experience a prolonged sales decline. Throughout fiscal 2002, gross margins of the industrial instrumentation product lines declined due primarily to the impact of the decreased sales relative to fixed cost of sale components.

Operating Expenses

     Selling, general and administrative expenses for fiscal 2002 increased 2.6% or $400,500 from the previous fiscal period. Selling, general and administrative expenses were 37.8% of sales for fiscal 2002 compared with 40.8% for fiscal 2001 as the growth in sales for fiscal 2002 more than offset the increase in selling, general and administrative expenses. The increase in these expenditures in aggregate for fiscal 2002 was primarily due to higher selling expenses on the higher sales volume at the medical device business along with higher facility leasing and depreciation expenses at the industrial instrumentation product line and corporate facilities. These increases offset a decrease in selling expenses on the lower sales volume at the industrial instrumentation business along with the affect of the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001 as a result of which the Company stopped amortizing its goodwill. Amortization of goodwill in fiscal 2001 was $254,400.

     Research and experimental expenses for fiscal 2002 increased 15.7% or $411,400 from the previous fiscal period. Research and experimental expenses were 7.2% of sales for fiscal 2002 compared to 6.9% in fiscal 2001. The increase in fiscal 2002 was due to increased expenditures of the medical device business on its next generation vital signs monitors which offset a decline in research and experimental expenditures at the industrial instrumentation product lines. The Company plans to continue its efforts in developing new products and enhancing its existing ones and expects future research and experimental expenditures as a percentage of sales to be in the range of the fiscal 2002 levels

Other Income and Expense

     Interest income was $290,500 for fiscal 2002 as compared to $435,200 for fiscal 2001. The decrease was due to the lower interest rates earned on the Company’s short-term investments.

Provision for Income Taxes

     The effective tax rate for fiscal 2002 was 33.9% compared to 33.2% for the prior year. The slight increase was due to the effects of state income taxes and settlement of state income tax examinations. The effective rate differs from the statutory rate due principally to the benefit of a foreign sales corporation and other credits.

Discontinued Operations

     On May 10, 2002, the Company completed the sale of Sierra Precision, a wholly-owned subsidiary of the Company, for approximately $4.9 million. On May 30, 2002, the Company sold Lumidor Safety Corporation, a wholly-owned subsidiary of the Company, for $12.0 million. In conjunction with the discontinuance of these operations, the Company recorded a gain on the disposal of the subsidiaries of $3,250,300 (net of income tax of $2,142,800). Revenue from discontinued operations for fiscal 2002 was $12,175,400. Revenue from discontinued operations for fiscal 2001 was $16,225,500. Income from discontinued operations for fiscal 2002 was $3,416,300. Income from discontinued operations for fiscal 2001 was $1,657,700.

YEAR ENDED JUNE 30, 2001 COMPARED TO YEAR ENDED JUNE 30, 2000

Sales

     Sales for fiscal 2001 were $38,053,600, an increase of 3.9% over sales of $36,633,400 for fiscal 2000. Sales at the Company’s medical device business increased 7.7% in fiscal 2001 as compared to fiscal 2000. Continued growth in sales of the Company’s MRI vital signs monitor offset a decrease in “Millennia” product sales as the general monitoring market experienced slowing market conditions. The Company’s industrial instrumentation products experienced sales declines of $1,117,100 in fiscal 2001.

Gross Profit

     The gross profit margin increased slightly in fiscal 2001 to 52.7% from 52.0% in fiscal 2000. An increase in the gross profit margin at the medical device business helped offset the deteriorating gross margins of the non-contact infrared industrial products due to price discounting and of the other industrial instrumentation product lines due to decreased sales.

Operating Expenses

     Selling, general and administrative expenses for fiscal 2001 increased 14.4% or $1,949,700 compared to fiscal 2000. Selling, general and administrative expenses were 40.8% of sales for fiscal 2001 compared with 37.0% for fiscal 2000. The increase in these expenditures in aggregate and as a percentage of sales for fiscal 2001 was primarily due to higher administrative and selling expenses at the Company’s medical device business along with the write-off of the remaining balance on a note receivable of $203,600, net of a deferred gain of $52,000, from the sale of a product line in fiscal 1996. The note receivable was deemed not collectable based on the recent non-performance of the buyer and the effect of the current economic downturn on the product line’s market. The increase in selling, general and administrative expenses at the medical device business was in anticipation of higher sales volume for fiscal 2001 than was actually achieved. The increase in selling expenses was also due to higher sales commission expenses and higher international selling expenses as the Company established a U.K. subsidiary in the first quarter of fiscal 2001.

     Research and experimental expenses were $2,615,000 or 6.9% of sales for fiscal 2001 compared to $2,287,700 or 6.2% for fiscal 2000. The increase in these expenses in aggregate and as a percentage of sales in fiscal 2001 was due to increased expenditures on behalf of the medical device business which offset a decline in research and experimental expenditures at the industrial instrumentation product lines.

Other Income and Expense

     Other income, net for fiscal 2001 of $861,400 included a gain of $450,000 on the settlement of a patent infringement lawsuit brought by the Company against a competitor in the MRI monitoring market. Other income also included interest income which was $435,200 for fiscal 2001 as compared to $388,800 for fiscal 2000. The increase in interest income was due to higher balances on the Company’s short-term investments. Interest expense decreased to $114,700 for fiscal 2001 compared with $137,000 for fiscal 2000.

     On March 2, 2001, the Company sold G.C. Industries, a gas permeation device business, for $664,000 in cash. The asset sale resulted in a loss of $600,500. G.C. Industries was a part of the safety and industrial segment and represented approximately 1% of the Company’s annual sales.

Provision for Income Taxes

     The effective tax rate for fiscal 2001 was 33.2% as compared to 39.4% for fiscal 2000. The effective rate differs from the statutory rate due principally to non-deductible goodwill, the benefit of a foreign sales corporation and other credits.

Inflation

     The Company does not believe that inflation had a significant impact on its results of operations during any of the last three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 2002 increased to $38,837,900 from $31,380,200 at June 30, 2001. Net cash provided by operating activities was $5,825,300 for fiscal 2002 compared with $1,710,600 provided by operating activities for fiscal 2001. This increase in net cash provided by operating activities was primarily the result of the increase in net income which includes the gain on the sale of two of the Company’s safety and industrial instrumentation businesses and a decrease in accounts receivable at the medical device business as the Company improved its collection efforts and days outstanding on its receivables.

     Capital expenditures were $2,013,200 for fiscal 2002 compared to $762,300 for the prior year period. Capital expenditures were primarily related to the expansion of the Company’s medical device facility and investments in manufacturing equipment and sales demonstration equipment for the medical device business along with leasehold improvements at the Company’s new facility for the industrial instrumentation product lines.

     The Company believes that its cash resources and cash flow from operations are adequate to meet its ongoing cash needs for working capital and capital expenditures. The Company’s revolving bank line of credit is collateralized by the Company’s accounts receivable, inventory, and equipment. The line of credit was renewed at the same terms for one year on December 1, 2001. At June 30, 2002, $1,000,000 was available under the line of credit.

     The Company will continue to explore opportunities for the possible acquisitions of technologies or businesses, which may require the Company to seek additional financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect its reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis the Company evaluates its estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, intangible assets, income taxes, revenue recognition and contingencies and litigation. The estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

     The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its financial statements:

Revenue Recognition

     The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, delivery has occurred and title has transferred, the price is fixed and determinable, and collectibility is reasonably assured. The Company accrues for estimated sales returns and other allowances at the time of recognition of revenue, which is typically upon shipment, based on historical experience. If different assumptions were employed in making these estimates, the amount of reported revenue could be affected.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments, which results in bad debt expense. On an on-going basis, the Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances in which it is aware of a specific customer’s inability to meet its financial obligation, it records a specific reserve of the bad debt against amounts due. In addition, the Company must make judgments and estimates of the collectibility of accounts receivables based on historical bad debt, customers’ credit worthiness, current economic trends, recent changes in customer payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional allowances may be required.

Inventory

     Inventories are stated at lower of cost or market and with cost determined by the first-in, first-out method. The Company reviews the components of inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales.

The Company may be required write-down inventory it is carrying at higher value due to changes in competitive conditions, new product introductions by the Company or its competitors, or rapid changes in customer demand.

Goodwill

     The Company uses assumptions in establishing the carrying value of its goodwill. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Factors that would influence the likelihood of a material change in goodwill include significant changes in the asset’s ability to generate positive cash flow, a significant decline in the economic and competitive environment on which the asset depends and significant changes in the Company’s strategic business objectives.

Warranty

     The Company provides for the estimated cost of product warranties at the time the related revenue is recognized. The amount of this provision is determined by using actual historical expenses and potential risks associated with the Company’s different products. Should actual product failure rates or estimated costs to repair those product failures differ from the Company’s estimates, revisions to the estimated warranty provision would be required.

Income Taxes

     Under SFAS No. 109, “Accounting for Income Taxes,” income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities based on differences in how those events are treated for tax purposes (see Note 10 of Notes to Consolidated Financial Statements). The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates. The Company’s accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides new rules on asset impairment and a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of Accounting Principles and Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS 144 is effective in fiscal 2003, and is not expected to have a material impact on the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000” (SFAS 145). SFAS 145 revises the criteria for classifying the extinguishments of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 is effective in fiscal 2003, and is not expected to have a material impact on the Company’s consolidated financial statements.

     On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 establishes accounting guidelines for the recognition and measurement of a liability for the cost associated with an exit or disposal activity initially at its fair value in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. This standard is effective January 1, 2003 for all exit or disposal activities initiated after that date.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements regarding the Company’s plans, expectations, estimates and beliefs. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances. Factors that could cause actual results, events or circumstances to differ from forward-looking statements made in this report include those set forth in the following “Risk Factors” section.

RISK FACTORS

THE COMPANY IS DEPENDENT ON A CONCENTRATED LINE OF PRODUCTS

     The Company’s future financial performance will be dependent on its patient monitor product line, which includes a limited number of products. In the MRI monitoring market, the growth of the market for its MRI monitors is heavily dependent on the continued acceptance of MRI technology as a diagnostic tool. In the general patient monitoring market, future growth of the Company’s Millennia and M12 monitors is dependent on its ability to further penetrate an already competitive market.

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

THE COMPANY FACES SUBSTANTIAL LEVELS OF COMPETITION

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

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE

     The Company’s financial results may fluctuate significantly from period to period because of a variety of factors, many of which is beyond its control. These factors include:

•	increased competition, including possible future competition in the MRI monitor market

•	changes in the Company’s pricing policies and those of its competitors

•	changes in the Company’s operating expenses or capital expenditures

•	timing and market acceptance of new and upgraded product introductions by the Company and its competitors

•	introduction of alternative technologies by the Company and its competitors

•	effect of potential acquisitions

•	other general economic factors

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

THE COMPANY’S BUSINESS IS SUBJECT TO TECHNOLOGICAL CHANGE AND INTRODUCTION OF NEW PRODUCTS

     Technological change, evolving industry standards and new product introductions and enhancements characterize the markets for the Company’s products. Many of the Company’s products and products under development are technologically innovative, and therefore require significant planning, design, development and testing. These activities require the Company to make significant capital commitments and investments. In addition, industry standards may change on short notice and new products and technologies may render existing products and technologies uncompetitive. Additionally, the products that the Company is currently developing, and those that the Company develops in the future, may not be technologically feasible or accepted by the marketplace or they may not be completed in an acceptable time frame. Technological change could prevent the Company from achieving the benefits it expects form research initiatives and could also result in a loss from existing products.

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

THE COMPANY FACES INCREASED RISKS OF INTERNATIONAL OPERATIONS

     International sales have accounted for over 20% of the Company’s sales for each of the past three years and may increase over time. International sales are subject to a number of risks, including the following:

•	fluctuations in exchange rates may affect the demand for products and services the Company provides in foreign markets

•	adverse changes in local economic conditions could depress the demand for the Company’s products

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system

•	foreign customers may have longer payment cycles

•	foreign countries may impose additional withholding taxes or otherwise tax the Company’s foreign income, impose tariffs, or adopt other restrictions on foreign trade

•	U.S. export licenses may be difficult to obtain

•	the protection of intellectual property in foreign countries may be more difficult than in the United States

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements:

Page
Number

Independent Auditors’ Report	19
Consolidated Balance Sheets — June 30, 2002 and 2001	20
Consolidated Statements of Income for the Years Ended June 30, 2002, 2001, and 2000	21
Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years Ended June 30, 2002, 2001, and 2000	22
Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001, and 2000	23
Notes to Consolidated Financial Statements	24-35

Independent Auditors’ Report

The Board of Directors and Stockholders
Invivo Corporation:

We have audited the accompanying consolidated balance sheets of Invivo Corporation and subsidiaries (the Company) as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invivo Corporation and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

San Francisco, California
August 2, 2002

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2002 and 2001

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$1,005,700	270,100
Restricted cash	1,520,900	—
Short-term investments	27,344,400	9,091,300
Trade receivables, less allowance for doubtful accounts of $330,500 as of June 30, 2002 and $441,000 as of June 30, 2001	10,724,600	11,648,400
Inventories	6,430,400	6,569,800
Deferred income taxes	837,800	1,013,300
Prepaid expenses and other current assets	236,700	389,200
Current assets of discontinued operations	—	8,773,800

Total current assets	48,100,500	37,755,900
Property and equipment, net	5,476,000	4,700,800
Intangible assets	7,037,000	7,037,200
Other assets	144,200	190,400
Non-current assets of discontinued operations	—	2,326,800

	$60,757,700	52,011,100

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,778,300	1,975,100
Accrued expenses	6,045,900	3,256,500
Current portion of long-term debt and capital leases	113,300	154,700
Income taxes payable	1,325,100	147,000
Current liabilities of discontinued operations	—	842,400

Total current liabilities	9,262,600	6,375,700
Long-term debt and capital leases, excluding current portion	1,463,900	1,647,100
Deferred income taxes	550,400	279,700

Total liabilities	11,276,900	8,302,500

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized shares totaling 20,000,000; issued and outstanding shares totaling 4,434,899 as of June 30, 2002 and 4,423,249 as of June 30, 2001	44,300	44,200
Additional paid-in capital	26,701,800	26,581,500
Retained earnings	22,720,400	17,095,900
Accumulated other comprehensive income (loss)	14,300	(13,000)

Total stockholders’ equity	49,480,800	43,708,600

	$60,757,700	52,011,100

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
Years ended June 30, 2002, 2001 and 2000

	2002	2001	2000

Sales	$42,088,300	38,053,600	36,633,400
Cost of goods sold	19,993,600	17,984,200	17,577,000

Gross profit	22,094,700	20,069,400	19,056,400

Operating expenses:
Selling, general, and administrative	15,910,200	15,509,700	13,560,000
Research and experimental	3,026,400	2,615,000	2,287,700

Total operating expenses	18,936,600	18,124,700	15,847,700

Income from operations	3,158,100	1,944,700	3,208,700
Other income (expense):
Interest income	290,500	435,200	388,800
Interest expense	(79,800)	(114,700)	(137,000)
Other, net	(27,500)	426,300	836,400
Loss on Sale of G.C. Industries	—	(600,500)	—

Income from continuing operations before income taxes	3,341,300	2,091,000	4,296,900
Income tax expense	1,133,100	694,600	1,314,300

Net income from continuing operations	$2,208,200	1,396,400	2,982,600

Discontinued operations:
Income from operations of discontinued subsidiaries net of income tax of $109,400 in 2002, $923,600 in 2001 and $941,300 in 2000	166,000	1,657,700	1,984,300
Gain on disposal of subsidiaries, net of income tax of $2,142,800 in 2002	3,250,300	—	—

Income from discontinued operations	3,416,300	1,657,700	1,984,300

Net income	$5,624,500	3,054,100	4,966,900

Basic net income per share data:
Continuing operations	$0.50	0.31	0.60
Discontinued operations	0.77	0.38	0.55

Basic net income per common share	$1.27	0.69	1.15

Weighted-average common shares outstanding (basic)	4,427,185	4,402,760	4,328,897

Diluted net income per share data:
Continuing operations	0.48	0.31	0.58
Discontinued operations	0.75	0.37	0.53

Diluted net income per common share	$1.23	0.68	1.10

Weighted-average common shares outstanding (diluted)	4,580,653	4,476,014	4,497,490

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended June 30, 2002, 2001 and 2000

					Accumulated
	Common stock		Additional		other
			paid-in	Retained	comprehensive	Comprehensive
	Shares	Amount	capital	earnings	income (loss)	income

Balances as of June 30, 1999	4,280,574	42,800	26,076,600	9,074,900	(27,800)	$3,790,100

Exercise of stock options	82,425	800	178,900	—	—
Tax benefit from exercise of options	—	—	1,800	—	—
Net income	—	—	—	4,966,900	—	4,966,900
Unrealized gain on short-term investments	—	—	—	—	1,600	1,600

Balances as of June 30, 2000	4,362,999	43,600	26,257,300	14,041,800	(26,200)	$4,968,500

Exercise of stock options	60,250	600	183,200	—	—
Tax benefit from exercise of options	—	—	141,000	—	—
Net income	—	—	—	3,054,100	—	3,054,100
Unrealized gain on short-term investments	—	—	—	—	26,200	26,200
Foreign currency translation adjustment	—	—	—	—	(13,000)	(13,000)

Balances as of June 30, 2001	4,423,249	$44,200	26,581,500	17,095,900	(13,000)	$3,067,300

Exercise of stock options	11,750	100	81,300	—	—
Tax benefit from exercise of options	—	—	39,000	—	—
Net income	—	—	—	5,624,500	—	5,624,500
Unrealized loss on short-term investments	—	—	—	—	(900)	(900)
Foreign currency translation adjustment	—	—	—	—	28,200	28,200

Balances as of June 30, 2002	4,434,999	$44,300	26,701,800	22,720,400	14,300	$5,651,800

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended June 30, 2002, 2001 and 2000

	June 30,

	2002	2001	2000

Cash flows from operating activities:
Net Income	$5,624,500	3,054,100	4,966,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	962,300	1,064,300	942,400
Gain on sale of discontinued operations	(3,250,300)		—
Loss on sale of G.C. Industries	—	600,500	—
Write-off of note receivable	—	203,600	—
Loss on disposal of fixed assets	31,800	—	—
Deferred income taxes	446,200	491,400	(135,900)
Tax benefit form exercise of stock options	39,000	141,000	1,800
Changes in operating assets and liabilities:
Trade receivables	951,100	(194,500)	(1,793,100)
Inventories	383,500	242,300	(1,694,900)
Prepaid expenses and other current assets	152,500	7,900	30,100
Accrued expenses	666,300	515,200	(190,900)
Accounts payable	(196,800)	98,500	(8,500)
Income taxes payable	(964,600)	(1,200,200)	280,700
Other current liabilities	—	12,000	2,500
Current assets of discontinued operation	1,499,300	(2,559,800)	(819,100)
Current liabilities of discontinued operations	(519,500)	(765,700)	(183,000)

Net cash provided by continuing operating activities	5,825,300	1,710,600	1,399,000

Cash flows from investing activities:
(Purchase) sale of short-term investments, net	(18,253,100)	(2,247,500)	1,412,000
Restricted cash	(1,520,900)	—	—
Sale of discontinued operations	16,871,300	—	—
Capital expenditures	(2,013,200)	(762,300)	(1,125,000)
Sale of G.C. Industries	—	664,000	—
Net investing activities of discontinued operations	(76,800)	(530,200)	(759,200)
Other assets	46,200	34,400	(211,800)

Net cash used in continuing investing activities	(4,946,500)	(2,841,600)	(684,000)

Cash flows from financing activities:
Exercise of stock options	81,400	183,800	179,600
Bank borrowings, net	—	1,541,000	—
Payments under long-term debt and capital leases	(224,600)	(1,286,800)	(133,800)

Net cash (used in) provided by financing activities	(143,200)	438,000	45,800

Net increase (decrease) in cash and cash equivalents	735,600	(693,000)	760,800
Cash and cash equivalents at beginning of year	270,100	963,100	202,300

Cash and cash equivalents at end of year	$1,005,700	270,100	963,100

INVIVO CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2002 and 2001

(1) Significant Accounting Policies

(a)	Business

Invivo Corporation and subsidiaries (the Company) are engaged in two businesses, medical devices and industrial instrumentation. The medical device business designs, manufactures, and markets monitoring systems that measure and display vital signs of patients in medical settings. The industrial instrumentation business designs, manufactures, and markets sensor-based instruments for industrial process control applications.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(c)	Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(d)	Restricted Cash

At June 30, 2002 cash of $1,520,900 was restricted from withdrawal and was related to the sale of Sierra Precision and Lumidor Safety Corporation.

(e)	Short-Term Investments

The Company classifies all of its short-term investments as available-for-sale securities. Such short-term investments consist primarily of municipal and corporate bonds, mutual bond funds and money market funds, with unrealized gains and losses on the securities reflected as other comprehensive income in stockholders’ equity. Realized gains and losses on short-term investments are included in earnings and are derived using the specific identification method for determining the cost of securities. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all securities are considered to be available-for-sale and are classified as current assets.

The Company derives the fair value of its short-term investments based on quoted market prices.

(f)	Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

(g)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	30 years
Equipment	3 to 5 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of life of lease or 5 years
Automotive	5 years

(h)	Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.

(i)	Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective July 1, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Accordingly, the Company did not record any amortization during fiscal 2002 related to goodwill. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. The Company completed its transitional impairment testing of goodwill in July 2001, and its first annual impairment testing as of June 30, 2002 for its reporting units and concluded that no impairment of goodwill exists.

The following table reconciles the prior year’s reported net income to its respective pro forma balance adjusted to exclude the amortization of goodwill, which is no longer recorded under SFAS No. 142.

	For the Year Ended
	June 30, 2001

		Earnings per Share

	Amount	Basic	Diluted

Net income	$3,054,100	.69	.68
Add back goodwill amortization	254,400	.06	.06

Adjusted net income	$3,308,500	.75	.74

	For the Year Ended
	June 30, 2000

		Earnings per Share

	Amount	Basic	Diluted

Net income	$4,966,900	1.15	1.10
Add back goodwill amortization	260,700	.06	.06

Adjusted net income	$5,227,600	1.21	1.16

Intangible assets include the cost in excess of amounts otherwise assigned to net assets of businesses acquired (goodwill). Accumulated amortization as of June 30, 2001 and 2000 was approximately $1,240,000 and $1,319,800, respectively. Amortization expense was approximately $254,400 and $260,700 for 2001 and 2000, respectively. There was no amortization expense recorded during the year ended June 30, 2002.

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

(k)	Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options.

(l)	Warranties

Product warranties providing for the repair or replacement of defective products are included in the sale price of the Company’s products. The typical warranty period is one year. Warranty obligations are accrued as a current liability for the estimated amount of warranty expense expected in future accounting periods based on experience and other information available to the Company.

(m)	Use of Estimates

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

(n)	Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company has identified no long-lived assets or identifiable intangibles which are considered impaired.

(o)	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including accounts receivable, accounts payable and accrued expenses approximate their fair values because of their short maturities.

(p)	Research and Experimental Costs

Research and experimental costs related to the design, development and testing of new monitors, applications and technologies are charged to expense as incurred.

(q)	Accounting for Stock Options

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying stock exceeded the exercise price on the date of the grant. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

(r)	Reclassifications

Certain reclassifications have been made in the prior years’ financial statements to conform to classifications used in the current year. These reclassifications had no effect on reported earnings.

(s)	New Accounting Pronouncements

In August 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides new rules on asset impairment and a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of Accounting Principles Board Opinion No. 30, “Reporting

the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS 144 is effective in fiscal 2003, and is not expected to have a material impact on Invivo’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Recision of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2000” (SFAS 145). SFAS 145 revises the criteria for classifying the extinguishments of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 is effective in fiscal 2003, and is not expected to have a material impact on the Company’s consolidated financial statements.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 establishes accounting guidelines for the recognition and measurement of a liability for the cost associated with an exit or disposal activity initially at its fair value in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. This standard is effective January 1, 2003 for all exit or disposal activities initiated after that date.

(2) Discontinued Operations

(a)	Sierra Precision

On May 10, 2002, the Company completed its sale of substantially all of the assets and the transfer of certain liabilities of Sierra Precision, a wholly-owned subsidiary of the Company, to 3D Instruments, LLC (“3D Instruments”). Sierra Precision is a manufacturer of gauges that monitor and control oxygen flow for safety, industrial and governmental markets. The final sales price was approximately $4.9 million, of which $170,000 is being held in escrow for a period of 120 days as collateral with respect to the satisfaction of certain conditions. In addition, the Company entered into an agreement to not compete with the business of Sierra Precision for a period of three years. The Sierra Precision subsidiary has been accounted for as a discontinued operation. Accordingly, Sierra Precision’s current and non-current assets have been segregated from continuing operations in the fiscal 2001 consolidated balance sheet, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes. Excluded from the transaction were substantially all the liabilities of Sierra Precision. In conjunction with the planned discontinuance of operations, the Company recorded in the third quarter ended March 31, 2002 a provision for disposition of $287,300 (net of income tax benefit of $223,100) for the loss, including transaction costs estimated to be incurred in the Sierra Precision disposition. At June 30, 2002, the Company revised its estimated loss on disposal of the business to $608,700 (net of income tax benefit of $401,300). Revenue from the discontinued operations of Sierra Precision for the fiscal years 2000, 2001 and 2002 was $8,031,000, $7,248,800 and $5,624,400, respectively. Income from the discontinued operations of Sierra Precision for fiscal 2000, 2001 and 2002 was $1,033,300, $572,000 and $24,700, respectively.

The assets of the discontinued operations of Sierra Precision have been recorded at their estimated net realizable value as current assets of discontinued operations or non-current assets of discontinued operations in the accompanying consolidated balance sheet at June 30, 2001 and consist of the following:

June 30,
2001

Current assets:
Cash	$1,000
Accounts receivable	1,622,900
Inventory	2,692,400
Other	26,000

4,342,300

Property and equipment, net	1,287,200
Other	18,000

Total Assets	$5,647,500

(b)	Lumidor Safety Corporation

On May 30, 2002, the Company sold substantially all of the assets and transferred certain liabilities of Lumidor Safety Corporation (“Lumidor”), a wholly-owned subsidiary of the Company, to Zellweger Analytics, Inc. Lumidor is a manufacturer of portable and fixed gas detection instrumentation for worker safety. The final sales price was approximately $12 million, of which $1.35 million is being held in escrow for a period of one year to secure indemnification obligations of Lumidor. In addition, the Company entered into an agreement not to compete with the business of Lumidor for a period of five years. The Lumidor subsidiary has been accounted for as a discontinued operation. Accordingly, Lumidor’s current and non-current assets and liabilities have been segregated from continuing operations in the fiscal 2001 consolidated balance sheet, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes. For fiscal 2002, the Company recorded a gain on the disposal of the business at $4,112,000 (net of income tax of $2,291,100). Revenue from the discontinued operations of Lumidor for the fiscal years 2000, 2001 and 2002 was $8,085,500, $8,976,700 and $6,551,000, respectively. Income from the discontinued operations of Lumidor for fiscal 2000, 2001 and 2002 was $1,328,500, $1,085,700 and $141,300, respectively.

The assets and liabilities of the discontinued operation have been recorded at their estimated net realizable value as current assets and liabilities of discontinued operations or non-current assets of discontinued operations in the accompanying consolidated balance sheet at June 30, 2001 and consist of the following:

June 30,
2001

Current assets:
Cash	8,900
Accounts receivable	2,385,300
Inventory	1,986,900

4,381,100
Non-current assets:
Property and equipment, net	410,000
Intangible assets	378,600
Other	15,000

Total assets	5,184,700
Current liabilities
Accounts payable	292,100
Accrued expenses	142,800
Other	143,900

Total liabilities	578,800

(3) Short-Term Investments

     Short-term investments consist of the following:

		Unrealized
		holding
		gains
	Cost	(losses)	Fair value

As of June 30, 2002:
Municipal and corporate bonds	$18,076,000	12,600	18,088,600
Mutual bond funds	8,000,200	(13,500)	7,986,700
Money market funds	2,790,000	—	2,790,000

	28,866,200	(900)	28,865,300

As of June 30, 2001:
Money market funds	$9,091,300	—	9,091,300

(4)	Inventories

A summary of inventories as of June 30 follows:

	2002	2001

Raw materials	$3,173,700	3,133,700
Work in process	2,080,500	2,351,600
Finished goods	1,176,200	1,084,500

	$6,430,400	6,569,800

(5)	Property and Equipment

A summary of property and equipment as of June 30 follows:

	2002	2001

Land and building	$2,852,700	2,648,500
Equipment	5,501,400	5,068,500
Furniture and fixtures	1,235,900	1,190,500
Vehicles	39,900	39,900
Leased improvements	415,300	37,000

	10,045,200	8,984,400
Less accumulated depreciation and amortization	(4,569,200)	(4,283,600)

	$5,476,000	4,700,800

(6)	Borrowings

A summary of debt and bank borrowings as of June 30 follows:

	2002	2001

Term loan payable in monthly installments of approximately $9,400, including interest at LIBOR plus 2% (3.84 % as of June 30, 2002); secured by land and building	$1,577,200	1,679,600
Less current portion	(113,300)	(113,300)

	$1,463,900	1,566,300

The aggregate maturities of long-term debt as of June 30, 2001 are as follows:

Year ending June 30:
2003	$113,300
2004	113,300
2005	113,300
2006	113,300
2007	113,300
Thereafter	1,010,700

$1,577,200

During fiscal year 2002, the Company renewed its bank line of credit from December 1, 2001 to December 1, 2002. The revolving line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth, a minimum working capital balance, and quarterly and annual profitability, and prohibits the Company from paying dividends. As of June 30, 2002, $1,000,000 was available under the line of credit.

(7)	Accrued Expenses

A summary of accrued expenses as of June 30 follows:

	2002	2001

Accrued compensation and benefits	$4,467,200	1,677,700
Other	1,578,700	1,578,800

	$6,045,900	3,256,500

(8)	Lease Commitments

The Company leases certain facilities and equipment under operating leases. The facilities’ leases require the Company to pay certain executory costs such as taxes, insurance, and maintenance. Rent expense related to operating leases was approximately $639,818, $498,000 and $566,200 for the years ended June 30, 2002, 2001 and 2000, respectively.

A summary of future minimum lease payments required under noncancelable leases with terms in excess of one year, net of sublease rental income, as of June 30, 2002 follows:

Operating leases

Fiscal year ending June 30:
2003	673,000
2004	688,200
2005	698,400
2006	543,500
2007	262,900
Thereafter	982,600

$3,848,600

(9)	Other Income and Expense

A summary of other, net as of June 30 follows:

	2002	2001	2000

Gain on sale of securities	—	—	834,000
Settlement of lawsuit	—	450,000	—
Other	(27,500)	(23,700)	2,400

	(27,500)	426,300	836,400

(10)	Income Taxes

Total income taxes for the years ended June 30, 2002, 2001, and 2000 were allocated as follows:

	2002	2001	2000

Income from continuing operations	1,133,100	694,600	1,314,300
Discontinued operations	2,252,200	923,600	941,300

	3,385,300	1,618,200	2,255,600

A summary of the components of income tax expense (benefit) attributable to income from continuing operations for the years ended June 30 is as follows:

	Current	Deferred	Total

2002:
Federal	$570,100	296,100	866,200
Foreign	3,400	—	3,400
State	231,600	31,900	263,500

	$805,100	328,000	1,133,100

2001:
Federal	$258,100	371,500	629,600
State	50,200	14,800	65,000

	$308,300	386,300	694,600

2000:
Federal	$1,331,900	(225,000)	1,106,900
State	138,100	69,300	207,400

	$1,470,000	(155,700)	1,314,300

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30 are as follows:

	2002	2001

Deferred tax assets:
Reserves and other accruals	$1,131,400	1,013,300
State taxes	31,400

Gross deferred tax assets	1,162,800	1,013,300
Valuation allowance	—	—

Total deferred tax assets, less valuation allowance	1,162,800	1,013,300

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(550,400)	(276,300)
Deferred revenue relating to Lumidor escrow	(325,000)	—
State taxes	—	(3,400)

Total deferred tax liabilities	(875,400)	(279,700)

Net deferred tax asset	$287,400	733,600

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset, or that the amounts will be recovered from previously paid taxes. Therefore no valuation allowance against deferred tax assets is needed.

Income Tax expense attributable to income from continuing operations was $1,133,100, $694,600, and $1,314,300, for the years ended June 30, 2002, 2001, and 2000, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	2002	2001	2000

Federal income tax at statutory rate	$1,136,000	710,900	1,460,900
State income taxes	173,900	42,900	136,900
Utilization of research, experimental, and other credits	(78,700)	(136,300)	(78,000)
Benefit of foreign sales corporation	(141,900)	(92,800)	(174,300)
Nondeductible goodwill	—	328,200	88,100
Meals and entertainment	22,200	29,500	70,500
Decrease in valuation allowance on capital loss carryforward	—	(173,300)	—
Federal tax exempt interest income	(8,900)
Other	(28,200)	(14,500)	(50,800)
Adjustment of prior year’s taxes	58,700	—	(139,000)

	$1,133,100	694,600	1,314,300

(11)	Stock Option Plan

The Company has established stock option plans to provide for the granting of stock options to employees (including officers and directors) at prices not less than the fair market value of the Company’s common stock at the date of grant. Options vest ratably over four years and expire in ten years. The Company has reserved 37,800 and 1,020,000 shares of its common stock for issuance under the 1986 and 1994 plans, respectively. During 2002, the Company granted 203,800 options to purchase shares of common stock.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the plans under the fair-value method. The fair value of options issued under the plans was determined at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility factor of the expected market price of the Company’s stock of 74% per SFAS 123 worksheets; a forfeiture rate of 5%; a weighted-average expected life of options of five years; and a risk-free interest rate of 4.44%, 5.31% and 6.20% for 2002, 2001 and 2000, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net income and net income per common share would approximate the following:

		2002	2001	2000

Net income	As reported	$5,624,500	3,054,100	4,966,900
	Pro forma	4,686,400	2,098,200	4,140,300
Basic net income per share	As reported	1.27	.69	1.15
	Pro forma	1.06	.48	0.96
Diluted net income per share	As reported	1.23	.68	1.10
	Pro forma	1.02	.47	0.92

A summary of stock option activity for the years ended June 30, 2002, 2001 and 2000 follows:

						Weighted-
						average
			Weighted-	Weighted-		exercise price
	Shares		average	average	Options	of options
	Available		exercise	grant date	exercisable	exercisable at
	for Grant	Options	price	fair value	at year end	year end

June 30, 1999	325	763,825	8.89		426,575	6.96
Reserved	200,000
Granted	(186,850)	186,850	10.03	6.32
Exercised	—	(82,425)	2.18
Canceled	19,575	(19,575)	11.25

June 30, 2000	33,050	848,675	6.94		466,575	8.83
Reserved	—
Granted	(55,600)	55,600	8.81	5.37
Exercised	—	(60,250)	3.05
Canceled	32,350	(32,350)	11.25

June 30, 2001	9,800	811,675	10.11		574,150	9.99
Reserved	220,000
Granted	(203,800)	203,800	11.74
Exercised	—	(11,750)	6.92
Canceled	6,300	(6,300)	10.81

June 30, 2002	32,300	997,425	10.48	7.47	632,975	10.15

		Weighted-		Number
	Number	average	Weighted	exercisable	Weighted-
	outstanding as	remaining	average	as of	average
	of June 30,	contractual	exercise	June 30,	exercise
Range of exercise prices	2002	life	price	2002	price

$ 2.00-5.130	37,800	.54	$4.60	37,800	$4.60
7.00-9.875	239,625	6.15	8.97	157,250	8.50
10.00-16.130	720,000	7.03	11.29	437,925	11.22

	997,425	6.57	10.48	632,975	10.15

(12)	Salary Deferral Plan

The Company’s executive officers, together with all other eligible employees, may participate in the Company’s 401(k) Salary Deferral Plan (the Plan). Employees become eligible upon completion of six months of service. Each eligible employee receives a retirement benefit based upon accumulated contributions to the Plan by the employee and the Company plus any earnings on such contributions. The Company contributes an amount equal to 35% of the first 4% of compensation which the employee contributes. The Plan currently provides that participants vest 25% each year over a four-year period. Company contributions to the Plan for the years ended December 31, 2001 and 2000 were $132,500 and $120,400, respectively.

(13)	Legal Proceedings

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

(14)	Major Customers and Credit Risk

In fiscal 2002, one customer accounted for greater than 10% of the Company’s revenues or trade accounts receivable. In fiscal 2001 and 2000, no individual customer accounted for greater than 10% of the Company’s revenues or trade accounts receivable.

The Company has a customer base that is diverse geographically and by industry. Customer credit evaluations are performed on an ongoing basis, and collateral is generally not required for trade accounts receivable. Management does not believe the Company has any significant concentration of credit risk as of June 30, 2002.

(15)	Net Income per Common Share

The following table presents the calculation for basic and diluted net income per common share:

	For the fiscal year ended June 30,

	2002	2001	2000

Basic:
Weighed-average common shares outstanding	4,427,185	4,402,760	4,328,897

Net income	$5,624,500	3,054,100	4,966,900

Basic net income per common share	$1.27	0.69	1.15

Diluted:
Weighed-average common shares outstanding (basic)	4,427,185	4,402,760	4,328,897
Dilutive stock options	153,468	73,254	168,593

Weighted-average common shares outstanding (diluted)	4,580,653	4,476,014	4,497,490

Net income	$5,624,500	3,054,100	4,966,900

Diluted net income per common share	$1.23	0.68	1.10

For the years ended June 30, 2002, 2001 and 2000, options to purchase 30,500, 642,350 and 349,300 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share - assuming dilution, because the options' exercise prices were greater that the average market price of the common shares.

(16)	Segment Information

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. As a result of the sales of Sierra Precision and Lumidor in our industrial instrumentation segment, the Company currently operates in one segment.

The Company markets its products in the United States and in foreign countries through its sales personnel and distributors. Export sales account for a portion of the Company’s net revenue and are approximately summarized by geographic area as follows (in thousands):

	Year ended June 30,

	2002	2001	2000

United States	$31,200	27,900	26,700
Export:
Europe	5,600	5,700	5,400
Pacific Rim	3,300	3,100	3,900
Other International	2,000	1,400	600

Total net sales	$42,100	38,100	36,600

(17)	Supplemental Cash Flow Information

Noncash investing and financing activities and supplemental cash flow information are summarized as follows:

	Year ended June 30,

	2002	2000	2000

Cash paid:
Income taxes	1,172,400	2,186,000	2,109,000
Interest	79,800	114,700	137,000

SELECTED QUARTERLY FINANCIAL DATA (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS):

In thousands, except per share amounts	1ST QTR	2ND QTR	3RD QTR	4TH QTR

FISCAL YEAR 2002
Sales	$9,573	10,246	10,907	11,362
Gross Profit	5,028	5,600	5,692	5,776
Net Income	703	766	230	3,926
Net Income per common share (basic)	0.16	0.17	0.05	0.89
Net Income per common share (diluted)	0.16	0.17	0.05	0.85
FISCAL YEAR 2001
Sales	$8,751	9,172	9,728	10,402
Gross Profit	4,743	4,908	5,078	5,425
Net Income	845	881	485	844
Net Income per common share (basic)	0.19	0.20	0.11	0.19
Net Income per common share (diluted)	0.19	0.20	0.11	0.19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.

The information required is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2002 Annual Meeting of Stockholders.

ITEM 11.

The information required is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2002 Annual Meeting of Stockholders.

ITEM 12.

The information required is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2002 Annual Meeting of Stockholders.

ITEM 13.

The information required is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBIT INDEX

NUMBER	DESCRIPTION OF DOCUMENT

3.01	Restated Certificate of Incorporation of the Registrant(1)

3.02	Restated By-Laws of the Registrant(2)

4.01	Form of Common Stock Certificate(2)

10.01	Sensor Control Corporation 1986 Incentive Stock Option Plan and 1986 Non-statutory Stock Option Plan, as amended(3)

10.02	Indemnity Agreement(2)

10.03	SafetyTek 1994 Stock Option Plan(4)

10.04	Credit Agreement between Wells Fargo Bank and Invivo Corp. dated October 6, 1998(5)

10.05	First Amendment to Credit Agreement between Invivo Corp. and Wells Fargo Bank dated November 1, 1998(5)

10.06	Stock Option Agreement with Walden Management Corporation Pension Fund for the Benefit of George S. Sarlo(1)

10.07	Second Amendment to Credit Agreement between Invivo Corp. and Wells Fargo Bank dated December 1, 1999(6)

10.08	Third Amendment to Credit Agreement between Invivo Corp. and Wells Fargo Bank dated May 15, 2000(7)

10.09	First Amendment to Lease between Miramar Flexspace Ltd. and Invivo Corporation dated June 12, 2000(7)

10.10	Lease between Sierra Precision and Capellino/Galleano dated June 7, 2000(7)

10.11	First Amendment to Lease between Sierra Precision and Capellino/Galleano dated July 12, 2000(7)

10.12	Fourth Amendment to Credit Agreement between Invivo Corp. and Wells Fargo Bank dated December 1, 2000(8)

10.13	First Amendment to Lease between Principal Life insurance Company and Invivo Corporation dated February 26, 2001(9)

10.14	Lease between Arcadia Management Services and Invivo Corporation dated November 29, 2000(9)

10.15	Note and Mortgage Modification Agreement and Notice of Future Advance between Suntrust Bank and Invivo Research Inc. dated May 30, 2001(10)

10.16	Fifth Amendment to Credit Agreement between Invivo Corp. and Wells Fargo Bank dated March 2, 2001**

10.17	Sixth Amendment to Credit Agreement between Invivo Corp. and Wells Fargo Bank dated December 1, 2001(11)

10.18	Seventh Amendment to Credit Agreement between Invivo Corp. and Wells Fargo Bank dated April 16, 2002(12)

10.19	Asset Purchase Agreement dated April 20, 2002 by and among 3D Instruments, LLC and Sierra Precision and Invivo Corporation(11)

NUMBER	DESCRIPTION OF DOCUMENT

10.20	Asset Purchase Agreement dated as of May 30, 2002, by and between Lumidor Safety Corporation and Zellweger Analytics, Inc. and Invivo Corporation(13)

10.21	Eighth Amendment to Credit Agreement between Invivo Corp. and Wells Fargo Bank dated May 29, 2002**

10.22	Amended and Restated Employment Agreement for James B. Hawkins**

10.23	Amended and Restated Employment Agreement for John F. Glenn**

10.24	Amended and Restated Employment Agreement for Stuart Baumgarten**

21.01	Subsidiaries of Registrant**

23.01	Consent of KPMG LLP**

99.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	Filed herewith

(1)	Incorporated by reference to corresponding Exhibit included with Registrant’s Registration Statement on Form S-2 filed on March 9, 1999. (File No. 333-72071)

(2)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form 10-K filed September 28, 1990. (File No. 0-15963)

(3)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form 8-K filed January 28, 1991. (File No. 0-15963)

(4)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form S-8 filed January 27, 1995. (File No. 33-88798)

(5)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form 10-Q filed November 12, 1998. (File No. 0-15963)

(6)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form 10-Q filed February 14, 2000. (File No. 0-15963)

(7)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form 10-K filed September 26, 2000. (File No. 0-15963)

(8)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form 10-Q filed February 14, 2001. (File No. 0-15963)

(9)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form 10-Q filed April 15, 2001. (File No. 0-15963)

(10)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form 10-K filed September 28, 2001 (File No. 0-15963)

(11)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form 10-Q filed February 14, 2002. (File No. 0-15963

(12)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form 10-Q filed May 15, 2002. (File No. 0-15963

(13)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form 8-K filed June 14, 2002. (File No. 0-15963

(B) FINANCIAL STATEMENT SCHEDULES

Invivo Corporation and Subsidiaries

Schedule II

Valuation and Qualifying Accounts
Years ended June 30, 2002, 2001 and 2000

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at end
	of Year	Expenses	Deductions(1)	of Year

Allowance for doubtful accounts(1)
Fiscal 2002	441,000	112,700	223,200	330,500
Fiscal 2001	471,400	205,900	236,300	441,000
Fiscal 2000	208,100	491,300	228,000	471,400
Warranty Reserve
Fiscal 2002	330,400	489,500	399,500	420,400
Fiscal 2001	310,400	448,100	428,100	330,400
Fiscal 2000	218,000	330,800	238,400	310,400

(1) Deductions as a result of write-offs

(C) REPORTS ON FORM 8-K

(1)	Current Report on Form 8-K dated April 23, 2002 reporting the Company had entered into a definitive agreement with 3D Instruments, LLC to sell the assets of Sierra Precision. A copy of the press release was filed as Exhibit 99.1 to the report.

(2)	Current Report on Form 8-K dated May 30, 2002 reporting the Company had sold the assets and transferred certain liabilities of Lumidor Safety Corporation to Zellweger Analytics, Inc. A copy of the press release was filed as Exhibit 99.1 to the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invivo Corporation

/s/ John F. Glenn
John F. Glenn Vice President-Finance\ Chief Financial Officer

September 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ernest C. Goggio Ernest C. Goggio	Chairman of the Board	September 27, 2002

/s/ James B. Hawkins James B. Hawkins	President, Chief Executive Officer, Director (principal executive officer)	September 27, 2002

/s/ John F. Glenn John F. Glenn	Chief Financial Officer (principal financial and accounting officer)	September 27, 2002

/s/ Laureen DeBuono Laureen DeBuono	Director	September 27, 2002

/s/ George S. Sarlo George S. Sarlo	Director	September 27, 2002

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, James B. Hawkins, President and Chief Executive Officer of Invivo Corporation certify that:

1.	I have reviewed this Annual Report on Form 10-K of Invivo Corporation (the “Registrant”);

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial Information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

/S/ James B. Hawkins James B. Hawkins Dated: 9/27/02

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John F. Glenn, Vice President of Finance and Chief Financial Officer of Invivo Corporation certify that:

1.	I have reviewed this Annual Report on Form 10-K of Invivo Corporation (the “Registrant”);

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial Information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

/S/ John F. Glenn John F. Glenn Dated: 9/27/02