Form 10-Q
period 2002-09-30
INVIVO CORP
filed 2002-11-14
CIK 806168

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

TELEPHONE: (925) 468-7600
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

The number of shares outstanding of the issuer’s Common Stock, par value $.01 per share, at November 11, 2002 was 4,477,399 shares.

ITEM 1. FINANCIAL STATEMENTS

INVIVO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 30,	June 30,
	2002	2002

Assets
Current assets:
Cash and cash equivalents	$1,386,700	1,005,700
Restricted cash	1,437,400	1,520,900
Short-term investments	25,545,800	27,344,400
Trade receivables, less allowance for doubtful accounts of $460,200 as of September 30, 2002 and $330,500 as of June 30, 2002	10,746,200	10,724,600
Inventories	6,768,900	6,430,400
Deferred income taxes	945,200	837,800
Prepaid expenses and other current assets	579,700	236,700

Total current assets	47,409,900	48,100,500
Property and equipment, net	5,572,700	5,476,000
Intangible assets	7,037,000	7,037,000
Other assets	144,200	144,200

	$60,163,800	60,757,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,040,200	1,778,300
Accrued expenses	4,778,100	6,045,900
Current portion of long-term debt and capital leases	113,300	113,300
Income taxes payable	577,900	1,325,100

Total current liabilities	7,509,500	9,262,600
Long-term debt and capital leases, excluding current portion	1,435,500	1,463,900
Deferred income taxes	550,400	550,400

Total liabilities	9,495,400	11,276,900

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized shares totaling 20,000,000; issued and outstanding shares totaling 4,477,399 as of September 30, 2002 and 4,434,899 as of June 30, 2002	44,800	44,300
Additional paid-in capital	27,171,500	26,701,800
Retained earnings	23,403,200	22,720,400
Accumulated other comprehensive income	48,900	14,300

Total stockholders’ equity	50,668,400	49,480,800

	$60,163,800	60,757,700

See accompanying notes to consolidated financial statements.

INVIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

For the Three Months Ended September 30, 2002 and 2001

	2002	2001

Sales	$11,050,900	9,572,700
Cost of goods sold	5,260,400	4,544,900

Gross profit	5,790,500	5,027,800

Operating expenses:
Selling, general, and administrative	4,149,800	3,642,300
Research and experimental	799,600	710,800

Total operating expenses	4,949,400	4,353,100

Income from operations	841,100	674,700
Other income (expense):
Interest income	151,500	71,300
Interest expense	(17,100)	(38,400)

Income from continuing operations before income taxes	975,500	707,600
Income tax expense	292,700	239,900

Net income from continuing operations	$682,800	467,700

Discontinued operations:
Income from discontinued operations net of income tax of $0 and $138,000	—	234,800

Net income	$682,800	702,500

Basic net income per share data:
Continuing operations	$0.15	0.11
Discontinued operations	—	0.05

Basic net income per common share	$0.15	0.16

Weighted-average common shares outstanding (basic)	4,463,911	4,423,249

Diluted net income per share data:
Continuing operations	0.15	0.11
Discontinued operations	—	0.05

Diluted net income per common share	$0.15	0.16

Weighted-average common shares outstanding (diluted)	4,696,712	4,511,655

CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

For the Three Months Ended September 30, 2002 and 2001

	2002	2001

Cash flows from operating activities:
Net Income	$682,800	702,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289,700	242,600
Deferred income taxes	(107,500)	—
Changes in operating assets and liabilities:
Trade receivables	(14,100)	443,300
Inventories	(313,900)	(244,100)
Prepaid expenses and other current assets	(343,000)	(53,000)
Accrued expenses	(1,267,800)	(730,800)
Accounts payable	261,900	(594,300)
Income taxes payable	(747,200)	252,000
Current assets of discontinued operation	—	(97,100)
Current liabilities of discontinued operations	—	5,200

Net cash used in continuing operating activities	(1,559,100)	(73,500)

Cash flows from investing activities:
Sale of short-term investments, net	1,825,700	1,217,500
Restricted cash	83,500	—
Capital expenditures	(411,000)	(316,300)
Net investing activities of discontinued operations	—	5,300

Net cash provided by investing activities	1,498,200	906,500

Cash flows from financing activities:
Exercise of stock options	470,200	—
Payments under long-term debt and capital leases	(28,300)	(27,000)

Net cash provided by (used in) financing activities	441,900	(27,000)

Net increase in cash and cash equivalents	381,000	806,000
Cash and cash equivalents at beginning of period	1,005,700	270,100

Cash and cash equivalents at end of period	$1,386,700	1,076,100

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,147,400	126,600

Interest	$17,100	38,300

See accompanying notes to consolidated financial statements.

INVIVO CORPORATION

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     The consolidated balance sheet as of September 30, 2002 and the related consolidated statements of income for the three-month periods ended September 30, 2002 and 2001; and the consolidated statements of cash flows for the three month periods ended September 30, 2002 and 2001 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s annual consolidated financial statements and notes.

2. SEGMENT INFORMATION

     The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. As a result of the sales of Sierra Precision and Lumidor Safety in the Company’s industrial instrumentation segment, the Company currently operates in one segment.

3. DEBT AND BANK BORROWINGS

     The Company’s bank line of credit of $1,000,000 expires on December 1, 2002. The Company expects to renew the line of credit. The Company’s revolving bank line of credit is collateralized by the Company’s accounts receivable, inventory, and equipment. At September 30, 2002, $1,000,000 was available under the line of credit.

4. COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

Net income	$682,800	$702,500
Change in unrealized gain on short-term investments	28,000	—
Change in foreign currency translation	6,600	32,600

Comprehensive Income	$717,400	$735,100

5. NET INCOME PER COMMON SHARE

     The following table presents the calculation for basic and diluted net income per common share:

	THREE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

BASIC:
Weighted average common Shares outstanding	4,463,911	4,423,249

Net Income	$682,800	$702,500

Basic net income per common share	$0.15	$0.16

DILUTED:
Weighted average common Shares outstanding (basic)	4,463,911	4,423,249
Dilutive stock options	232,801	88,406

Weighted average common Shares outstanding (diluted)	4,696,712	4,511,655

Net Income	$682,800	$702,500

Diluted net income per common share	$0.15	$0.16

6. DISCONTINUED OPERATIONS

Sierra Precision

     On May 10, 2002, the Company completed its sale of substantially all of the assets and the transfer of certain liabilities of Sierra Precision, a wholly-owned subsidiary of the Company. The final sales price was approximately $4.9 million, of which $170,000 is being held in escrow as collateral with respect to the satisfaction of certain conditions. Excluded from the transaction were substantially all the liabilities of Sierra Precision. In addition, the Company entered into an agreement to not compete with the business of Sierra Precision for a period of three years. Sierra Precision’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes for the three months ended September 30, 2001. Revenue from the discontinued operations of Sierra Precision for the three months ended September 30, 2001 was $1,898,600. Income from the discontinued operations of Sierra Precision for the three months ended September 30, 2001 was $141,800.

Lumidor Safety Corporation

     On May 30, 2002, the Company sold substantially all of the assets and transferred certain liabilities of Lumidor Safety Corporation (“Lumidor”), a wholly-owned subsidiary of the Company. The final sales price was approximately $12 million, of which $1.35 million is being held in escrow for a period of one year to secure indemnification obligations of Lumidor. In addition, the Company entered into an agreement not to compete with the business of Lumidor for a period of five years. Lumidor’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes for the three months ended September 30, 2001. Revenue from the discontinued operations of Lumidor for the three months ended September 30, 2001 was $1,892,100. Income from the discontinued operations of Lumidor for the three months ended September 30, 2001 was $93,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

Sales

     Sales for the quarter ended September 30, 2002 were $11,050,900, an increase of 15.4% over sales of $9,572,700 for the same period in fiscal 2002. The increase was due to continued growth in sales of the Company’s magnetic resonance imaging, MRI, vital signs monitor along with an increase in sales of general patient monitoring products. The increase in sales of general patient monitoring products was primarily due to sales of the new “M12” bedside monitor introduced in the first quarter of fiscal 2003 and sales of the “Centurion 2000” central station monitoring system introduced in the fourth quarter of fiscal 2002.

Gross Profit

     The gross profit margin remained stable at 52.4% for the three-month period ended September 30, 2002 as compared to 52.5% for the same period of fiscal 2002 as the Company was able to maintain its gross profit margin on the MRI vital signs monitor and general patient monitoring equipment.

Operating Expenses

     Selling, general and administrative expenses for the first quarter of fiscal 2003 increased 13.9% or $507,500 as compared to the same period in fiscal 2002. Selling, general and administrative expenses were 37.6% of sales for the three months ended September 30, 2002 as compared with 38.0% for the same period in fiscal 2002. The increase in these expenditures for the three months ended September 30, 2002 was primarily due to increased selling expenses, as sales commissions increased on the higher sales volume, along with higher administrative expenses in support of the increase in sales.

     Research and experimental expenses were $799,600 or 7.2% of sales for the first quarter of fiscal 2003 compared to $710,800 or 7.4% for the same period in fiscal 2002. The increase in these expenses in aggregate in the first quarter of fiscal 2003 was due to increased expenditures on next generation vital sign monitors. The Company plans to continue its efforts in developing new products and enhancing its existing ones and expects future research and experimental expenditures as a percentage of sales to be in the range of the first quarter of fiscal 2003 levels.

Other Income and Expense

     Interest income was $151,500 for the first quarter of fiscal 2003 as compared to $71,300 for the comparable prior year period. The increase was due to the larger cash and short-term investment balances in the quarter as compared to the prior year.

Provision for Income Taxes

     The effective tax rate for the first quarter of fiscal 2003 was 30.0% as compared to 33.9% for the comparable prior year period. The decrease in the effective rate was primarily due to the effect of federal tax-exempt interest income from short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 2002 increased to $39,900,400 from $38,837,900 at June 30, 2002. Net cash used in operating activities was $1,559,100 for the three months ended September 30, 2002 compared with $73,500 used in operating activities for the three months ended September 30, 2001. This increase in net cash used in operating activities was largely the result of changes in operating assets and liabilities, particularly accrued expenses and income taxes payable.

     Capital expenditures were $411,000 for the first three months of fiscal 2003 compared to $316,300 for the prior year period. Capital expenditures were primarily related to sales demonstration equipment for the medical business sales force.

     The Company believes that its cash resources and cash flow from operations are adequate to meet its ongoing cash needs for working capital and capital expenditures. The Company’s line of credit expires on December 1, 2001. The Company expects to renew the line of credit. The Company’s revolving bank line of credit is collateralized by the Company’s accounts receivable, inventory, and equipment. At September 30, 2002, $1,000,000 was available under the line of credit.

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

     For a discussion of the Company critical accounting policies, please see “Critical Accounting Policies and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

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

     On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 establishes accounting guidelines for the recognition and measurement of a liability for the cost associated with an exit or disposal activity initially at its fair value in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. This standard is effective January 1, 2003 for all exit or disposal activities initiated after that date and is not expected to have a material impact on the Company’s consolidated financial statements.

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

THE COMPANY’S FINANCIAL RESULTS MAY FLUCTUATE

     The Company’s financial results may fluctuate significantly from period to period because of a variety of factors, many of which are beyond its control. These factors include:

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

     In addition to the litigation described above, the Company is also currently a defendant in other litigation matters and may from time to time be subject to new litigation and third party claims. Litigation is by its nature costly and may divert management’s attention, either of which could adversely affect the Company’s operating results. In addition, if any current or future litigation is determined adversely, the Company’s operating results and financial condition could be adversely affected.

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

     The Company’s exposure to market risk for a change in interest rates relates primarily to its investment portfolio. As of September 30, 2002, the Company’s short-term investments consisted of available-for-sale securities of $25.5 million. These fixed income marketable securities included corporate bonds, municipal bonds and mutual bond funds, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002, the decline in the fair value of the portfolio would not be material to the Company’s financial position.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The Company’s chief executive officer and chief financial officer, based on their evaluation of the effectiveness of its disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company’s disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II — OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

1.) The Company’s medical device subsidiary, Invivo Research, was one of two third-party defendants named in a lawsuit in June of 1994 by Southern Nevada Surgical Center and Surgex Southern Nevada, Inc. in Nevada State District Court. The underlying action in this matter stemmed from an incident involving a surgical patient undergoing a procedure at the Southern Nevada Surgical Center. The patient suffered a serious permanent brain injury. A lawsuit was filed on behalf of the patient against the surgical center and the anesthesiologist who monitored the patient. The defendants in that action made a substantial settlement to the patient. Southern Nevada Surgical Center (“SNSC”) and Surgex were seeking indemnity and contribution of approximately $14 million from the manufacturer of the anesthetic gas machine and Invivo Research, which manufactured the vital signs monitor used in this procedure. SNSC and Surgex alleged that both the anesthetic gas machine and the vital signs monitor were defective. The Company believes that the vital signs monitor operated properly and was properly designed for its intended function and intends to defend itself vigorously in this matter.

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

2.) In November, 1999, four individuals previously employed by the Company’s Invivo Research subsidiary filed a multi-plaintiff lawsuit against the Company in the Middle District Court of Florida alleging violations of the Age Discrimination in Employment Act. Since this filing, three additional individuals have chosen to “opt-in” to this case, one of the individuals has subsequently voluntarily dismissed all claims with prejudice and a second individual has filed a voluntary motion for dismissal from the case. The remaining plaintiffs are claiming entitlement to back pay and front pay in an aggregate amount of approximately $3 million. If they are successful, they would be also be entitled to liquidated (double) damages with respect to back pay, to their attorneys’ fees and costs and to prejudgment interest. The Company believes that Invivo Research has substantial defenses to the plaintiffs’ allegations and intends to defend itself vigorously in this matter. The Company further believes that even if the plaintiffs were successful in pursuit of their claims, that the proper amount of damages would be substantially less than the amount alleged. The trial in this matter is currently set to begin in the second quarter of 2003.

ITEM 2: CHANGES IN SECURITIES:

     Not Applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

     Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

     Not Applicable.

ITEM 5: OTHER INFORMATION:

     Not Applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1-Certification of chief executive officer and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.25-Amended and Restated Employment Agreement for Brent Johnson

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO CORPORATION

Date: November 14, 2002	By:	/s/ JOHN F. GLENN
Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, James B. Hawkins, President and Chief Executive Officer of Invivo Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Invivo Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John F. Glenn, Vice President of Finance and Chief Financial Officer of Invivo Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Invivo Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

By:	/s/ JOHN F. GLENN
John F. Glenn Vice President of Finance and Chief Financial Officer