Form 10-Q
period 2002-12-31
INVIVO CORP
filed 2003-02-14
CIK 806168

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER 0-15963

INVIVO CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0115161
(State or other jurisdiction Of incorporation)	(IRS Employer Identification No.)

4900 HOPYARD RD. SUITE 210, PLEASANTON, CALIFORNIA	94588
(Address of principal executive offices)	(Zip Code)

TELEPHONE: (925) 468-7600
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock, par value $.01 per share, at February 3, 2002 was 4,514,199 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVIVO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	December 31,	June 30,
Assets	2002	2002

Current assets:
Cash and cash equivalents	$877,600	1,005,700
Restricted cash	1,356,300	1,520,900
Short-term investments	26,252,300	27,344,400
Trade receivables, less allowance for doubtful accounts of $552,300 as of December 31, 2002 and $330,500 as of June 30, 2002	11,943,800	10,724,600
Inventories	8,103,700	6,430,400
Deferred income taxes	1,054,700	837,800
Prepaid expenses and other current assets	475,400	236,700

Total current assets	50,063,800	48,100,500
Property and equipment, net	5,667,400	5,476,000
Intangible assets	7,037,000	7,037,000
Other assets	176,200	144,200

	$62,944,400	60,757,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,659,400	1,778,300
Accrued expenses	5,976,000	6,045,900
Current portion of long-term debt	113,300	113,300
Income taxes payable	616,900	1,325,100

Total current liabilities	9,365,600	9,262,600
Long-term debt, excluding current portion	1,407,200	1,463,900
Deferred income taxes	550,400	550,400

Total liabilities	11,323,200	11,276,900

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized shares totaling 20,000,000; issued and outstanding shares totaling 4,483,699 as of December 31, 2002 and 4,434,899 as of June 30, 2002	44,800	44,300
Additional paid-in capital	27,203,900	26,701,000
Retained earnings	24,274,000	22,720,400
Accumulated other comprehensive income	98,500	14,300

Total stockholders’ equity	51,621,200	49,480,800

	$62,944,400	60,757,700

INVIVO CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Sales	$12,325,900	10,246,400	23,376,800	19,819,100
Cost of goods sold	6,118,500	4,646,800	11,378,900	9,191,700

Gross profit	6,207,400	5,599,600	11,997,900	10,627,400

Operating expenses:
Selling, general, and administrative	4,409,600	3,888,900	8,559,400	7,531,200
Research and experimental	753,400	857,500	1,553,000	1,568,400

Total operating expenses	5,163,000	4,746,400	10,112,400	9,099,600

Income from operations	1,044,400	853,200	1,885,500	1,527,800
Other income (expense):
Interest income	221,900	50,300	373,400	121,700
Interest expense	(14,700)	(13,600)	(31,800)	(52,000)
Other, net	29,100	—	29,100	—

Income from continuing operations before income taxes	1,280,700	889,900	2,256,200	1,597,500
Income tax expense	409,900	301,700	702,600	541,600

Net income from continuing operations	$870,800	588,200	1,553,600	1,055,900

Discontinued operations:
Income from discontinued operations net of income tax of $111,100 and $249,100	—	178,200	—	413,000

Net income	$870,800	766,400	1,553,600	1,468,900

Basic net income per share data:
Continuing operations	$0.19	0.13	0.35	0.24
Discontinued operations	—	0.04	—	0.09

Basic net income per common share	$0.19	0.17	0.35	0.33

Weighted-average common shares outstanding (basic)	4,477,554	4,424,119	4,470,733	4,423,684

Diluted net income per share data:
Continuing operations	0.19	0.13	0.33	0.23
Discontinued operations	—	0.04	—	0.09

Diluted net income per common share	$0.19	0.17	0.33	0.32

Weighted-average common shares outstanding (diluted)	4,675,774	4,593,068	4,686,244	4,552,362

See accompanying notes to consolidated financials

INVIVO CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended December 31,

	2002	2001

Cash flows from operating activities:
Net income	$1,553,600	1,468,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	555,200	454,100
Deferred income taxes	(216,900)	(71,500)
Changes in operating assets and liabilities:
Trade receivables	(1,204,000)	1,777,100
Inventories	(1,645,100)	39,400
Prepaid expenses and other current assets	(238,700)	(36,800)
Accrued expenses	(69,900)	61,200
Accounts payable	881,100	(657,900)
Income taxes payable	(708,200)	(136,100)
Current liabilities of discontinued operations	—	(243,700)
Current assets of discontinued operations	—	290,000

Net cash (used in) provided by operating activities	(1,092,900)	2,944,700

Cash flows from investing activities:
Sale (purchase) of short-term investments, net	1,161,100	(631,100)
Restricted cash	164,600	—
Capital expenditures	(774,800)	(1,042,800)
Other assets	(32,000)	—
Net investing activities of discontinued operations	—	16,200

Net cash provided by (used in) investing activities	518,900	(1,657,700)

Cash flows from financing activities:
Exercise of stock options	502,600	20,100
Payments under long-term debt and capital leases	(56,700)	(70,700)

Net cash provided by (used in) financing activities	445,900	(50,600)

Net (decrease) increase in cash and cash equivalents	(128,100)	1,236,400
Cash and cash equivalents at beginning of period	1,005,700	270,100

Cash and cash equivalents at end of period	$877,600	1,506,500

See accompanying notes to consolidated financial statements.

INVIVO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

     The consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income for the three and six month periods ended December 31, 2002 and 2001, and the consolidated statements of cash flows for the three and six month periods ended December 31, 2002 and 2001 are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s annual consolidated financial statements and notes.

2.	SEGMENT INFORMATION

     The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. As a result of the sales of Sierra Precision and Lumidor Safety Corporation, previously wholly-owned subsidiaries of the Company operating in the Company’s industrial instrumentation segment, the Company currently operates in one segment.

3.	DEBT AND BANK BORROWINGS

     The Company renewed its $1,000,000 bank line of credit on January 1, 2003. The Company’s revolving bank line of credit is unsecured. At December 31, 2002, $1,000,000 was available under the line of credit.

4.	COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2002	2001	2002	2001

Net income	$870,800	$766,400	$1,553,600	$1,468,900
Change in unrealized gain on short-term investments	41,000	—	69,000	—
Change in foreign currency translation	8,600	(43,400)	15,200	(10,800)

Comprehensive Income	$920,400	$723,000	$1,637,800	$1,458,100

5.	NET INCOME PER COMMON SHARE

     The following table presents the calculation for basic and diluted net income per common share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,

	2002	2001	2002	2001

BASIC:
Weighted average common Shares outstanding	4,477,554	4,424,119	4,470,733	4,423,684

Net Income	$870,800	$766,400	$1,553,600	$1,468,900

Basic net income per common share	$0.19	$0.17	$0.35	$0.33

DILUTED:
Weighted average common Shares outstanding (basic)	4,477,554	4,424,119	4,470,733	4,423,684
Dilutive stock options	198,220	168,949	215,511	128,678

Weighted average common Shares outstanding (diluted)	4,675,774	4,593,068	4,686,244	4,552,362

Net Income	$870,800	$766,400	$1,533,600	$1,468,900

Diluted net income per common share	$0.19	$0.17	$0.33	$0.32

6.	DISCONTINUED OPERATIONS

Sierra Precision

     On May 10, 2002, the Company completed its sale of substantially all of the assets and the transfer of certain liabilities of Sierra Precision, a wholly-owned subsidiary of the Company. The final sales price was approximately $4.9 million. Excluded from the transaction were substantially all the liabilities of Sierra Precision. In addition, the Company entered into an agreement to not compete with the business of Sierra Precision for a period of three years. Sierra Precision’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes for the three and six months ended December 31, 2001. Revenue from the discontinued operations of Sierra Precision for the three and six months ended December 31, 2001 was $1,477,300 and $3,375,800, respectively. Income, net of income tax, from the discontinued operations of Sierra Precision for the three and six months ended December 31, 2001 was $55,300 and $197,100, respectively.

Lumidor Safety Corporation

     On May 30, 2002, the Company sold substantially all of the assets and transferred certain liabilities of Lumidor Safety Corporation (“Lumidor”), a wholly-owned subsidiary of the Company. The final sales price was approximately $12 million, of which $1.35 million is being held in escrow for a period of one year to secure indemnification obligations of Lumidor. In addition, the Company entered into an agreement not to compete with the business of Lumidor for a period of five years. Lumidor’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes for the three and six months ended December 30, 2001. Revenue from the discontinued operations of Lumidor for the three and six months ended December 31, 2001 was $1,817,500 and $3,709,600, respectively. Income, net of income tax, from the discontinued operations of Lumidor for the three and six months ended December 31, 2001 was $122,900 and $215,900, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

Sales

     Sales of $12,325,900 for the second quarter ended December 31, 2002 increased 20.3% compared to sales of $10,246,400 for the second quarter ended December 31, 2001. Sales for the six months ended December 31, 2002 increased 18.0% to $23,376,800 compared with $19,819,100 for the comparable period last year. The increase was due to continued growth in sales of the Company’s magnetic resonance imaging, or MRI, vital signs monitors along with an increase in sales of general patient monitoring products. The increase in sales of general patient monitoring products was primarily due to sales of three new products, the “M12” bedside monitor introduced in the first quarter of fiscal 2003, the “Centurion 2000” central station monitoring system introduced in the fourth quarter of fiscal 2002 and the “Magnitude AS” anesthesia delivery system for MRI introduced in the second quarter of fiscal 2003.

Gross Profit

     The gross profit margin decreased for the three months ended December 31, 2002 to 50.4% from 54.7% and decreased to 51.3% from 53.6% for the six months ended December 31, 2002 as compared to the comparable prior year periods. The decreases for the quarter and the six months ended December 31, 2002 were primarily attributable to sales of the “Magnitude AS” anesthesia delivery system for MRI. The “Magnitude AS” is sold under an exclusive distributor agreement with an original equipment manufacturer, Draeger Medical, Inc., and has inherently lower gross profit margins than the other vital signs monitors sold by the Company. The Company maintained its gross profit margin on the MRI vital signs monitor for the three and six months ended December 31, 2002.

Operating Expenses

     Selling, general and administrative expenses for the three and six month periods ended December 31, 2002 increased 13.4% or $520,700 and 13.7% or $1,028,200, respectively, from the previous fiscal periods. Selling, general and administrative expenses were 35.8% and 36.6% of sales for the three and six month periods ended December 31, 2002 compared with 38.0% for the comparable periods in fiscal 2002. The increases in these expenditures for the three and six months ended December 31, 2002 were primarily due to increased selling expenses, as sales commissions increased on the higher sales volume, along with higher administrative expenses in support of the increase in sales.

     Research and experimental expenses for the three and six month periods ended December 31, 2002 decreased 12.1% or $104,100 and 1.0% or $15,400, respectively, from the previous fiscal periods. Research and experimental expenses were 6.1% and 6.6% of sales for the three and six month periods ended December 31, 2002 compared to 8.4% and 7.9% for the comparable periods in fiscal 2002. Substantial material expenditures for the development of the next generation vital signs monitors, the timing of which occurred primarily in the prior fiscal year’s second quarter, accounted for the difference in research and experimental spending levels as compared to the second quarter of fiscal 2003. The Company plans to continue its efforts in developing new products and enhancing its existing ones and expects future research and experimental expenditures as a percentage of sales to be in the range of the first half of fiscal 2003 levels.

Other Income and Expense

     Interest income was $221,900 for the second quarter of fiscal 2003 as compared to $50,300 for the prior year period. For the first six months of fiscal 2003 interest income was $373,400 as compared to $121,700 for the prior year period. These increases in interest income were due to the larger cash and short-term investment balances in the current year quarter as compared to the prior year as a result of the sales of Sierra Precision and Lumidor in the second half of fiscal 2002. The $29,100 in other income for the second quarter of fiscal 2003 was related to capital gains from short-term investments.

Provision for Income Taxes

     The effective tax rate for the first six months of fiscal 2003 was 31.1% as compared to 33.9% for the comparable prior year period. The decrease in the effective rate was primarily due to the effect of federal tax-exempt interest income from short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 2002 increased to $40,695,000 from $38,837,900 at June 30, 2002. Net cash used in operating activities was $1,092,900 for the six months ended December 31, 2002 compared with $2,944,700 provided by operating activities for the six months ended December 31, 2001. This increase in net cash used in operating activities was largely the result of changes in operating assets and liabilities, particularly accounts receivable, inventories and income taxes payable.

     Capital expenditures were $774,800 for the first six months of fiscal 2003 compared to $1,042,800 for the prior year period. Capital expenditures were primarily related to sales demonstration equipment for the medical business sales force.

     With the sales of the Company’s gas detection and oxygen monitoring businesses in the second half of fiscal 2002, the Company has substantially more cash on its balance sheet than it had in the past. While the Company believes it is advantageous to maintain cash for potential acquisitions of complementary businesses or product lines, it further determined that its current cash balance represented more cash than it would likely require in the foreseeable future for these purposes. As a result, the Company’s Board of Directors concluded that using a portion of the Company’s cash for a stock buyback was the best way to utilize this resource to enhance stockholder value. Accordingly, on January 13, 2003, the Company commenced a tender offer to purchase for cash 650,000 shares of its common stock at a price of $15.00 per share. The planned expiration date for the offer is February 11, 2003. If this offer is fully subscribed, the Company would retain over $30 million in net working capital. The Company believes that this amount would be more than sufficient to support its ongoing operating activities, including the continued investment in product development. The Company also believes that the remaining cash balance, along with its borrowing capacity and the availability of its publicly traded equity securities, likely would be sufficient to support any opportunities the Company may identify to acquire complementary businesses and product lines.

     The Company renewed its $1,000,000 revolving bank line of credit on January 1, 2003. The line of credit is unsecured. At December 31, 2002, $1,000,000 was available under the line of credit.

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

     For a discussion of the Company’s critical accounting policies, please see “Critical Accounting Policies and Estimates” in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 revises the criteria for classifying the extinguishments of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 is effective in fiscal 2003, and is not expected to have a material impact on the Company’s consolidated financial statements.

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

RISK FACTORS

THE COMPANY IS DEPENDENT ON A CONCENTRATED LINE OF PRODUCTS

     The Company’s future financial performance will be dependent on its patient monitor product line, which includes a limited number of products. In the MRI monitoring market, the growth of the market for the Company’s MRI monitors is heavily dependent on the continued acceptance of MRI technology as a diagnostic tool. In the general patient monitoring market, future growth of the Company’s Millennia and M12 monitors is dependent on the Company’s ability to further penetrate an already competitive market.

     In addition, the recent consolidation in the medical care provider market has resulted in a number of very large purchasers of medical devices. These large purchasers typically prefer to establish relationships with medical device manufacturers that have broad and diverse product lines.

     The failure of the Company’s products to continue to gain market acceptance or a continued consolidation of the medical care provider market could have a material adverse effect on the Company’s business and results of operations.

THE COMPANY FACES SUBSTANTIAL LEVELS OF COMPETITION

     The Company has encountered and will likely continue to encounter significant competition in the sale of its products. The Company’s general patient monitoring competitors include a number of large multinational corporations. Some of these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. In the MRI patient monitoring market, the Company has enjoyed a significant first-to-market advantage over its competitors. However, competitors have introduced products that compete with the Company’s MRI vital signs monitoring products. In addition, as the market for MRI vital signs monitoring products expands it may attract competitors with greater resources.

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

THE COMPANY’S BUSINESS IS SUBJECT TO TECHNOLOGICAL CHANGE AND INTRODUCTION OF NEW PRODUCTS

     Technological change, evolving industry standards and new product introductions and enhancements characterize the markets for the Company’s products. Many of the Company’s existing products and products under development are technologically innovative, and therefore require significant planning, design, development and testing. These activities require the Company to make significant capital commitments and investments. In addition, industry standards may change on short notice and new products and technologies may render existing products and technologies uncompetitive. Additionally, the products that the Company is currently developing, and those that the Company develops in the future, may not be technologically feasible or accepted by the marketplace or they may not be completed in an acceptable time frame. Technological change could prevent the Company from achieving the benefits it expects form research initiatives and could also result in a loss from existing products.

THE COMPANY CURRENTLY IS INVOLVED IN LEGAL PROCEEDINGS

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

     In April of 1997, the plaintiff’s insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to U.S. District Court. The action by CNA was dismissed by the District Court on January 19, 2000 as the District Court found CNA did not have standing as the real party of interest. CNA appealed the decision to the Ninth Circuit Court of Appeals. A three-member panel of the Ninth Circuit reversed the dismissal and remanded the case back to Federal District Court on July 30, 2001. The Company appealed this decision and requested a decision from the full panel of the Ninth Circuit. The Ninth Circuit, without issuing an opinion, unanimously voted to deny the Petition for Rehearing in this matter. The action was remanded to the U.S. District Court for further proceedings.

     In December of 2002, the Company’s insurer agreed to globally settle the U.S. District Court action and Nevada District Court action for an amount within the insurance policy’s applicable limits.

     In January of 2003, the U.S. District Court granted the Company’s Motion for Summary Judgment, which the Company filed in October 2002, and the matter was dismissed. The Company believes that CNA will appeal the dismissal.

     In November, 1999, four individuals previously employed by the Company’s Invivo Research subsidiary filed a multi-plaintiff lawsuit against the Company in the Middle District Court of Florida alleging violations of the Age Discrimination in Employment Act. Since this filing, three additional individuals have chosen to “opt-in” to this case, one of the individuals has subsequently voluntarily dismissed all claims with prejudice and a second individual has filed a voluntary motion for dismissal from the case. The remaining plaintiffs are claiming entitlement to back pay and front pay in an aggregate amount of approximately $3 million. If they are successful, they would be also be entitled to liquidated (double) damages with respect to back pay, to their attorneys’ fees and costs and to prejudgment interest. The Company believes that Invivo Research has substantial defenses to the plaintiffs’ allegations and intends to defend itself vigorously in this matter. The Company further believes that even if the plaintiffs were successful in pursuit of their claims the proper amount of damages would be substantially less than the amount alleged. The trial in this matter is currently set to begin in the second quarter of 2003.

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

THE COMPANY FACES INCREASED RISKS OF INTERNATIONAL OPERATIONS

     International sales have accounted for over 20% of the Company’s sales for each of the past three years and may increase over time. International sales are subject to a number of risks, including the following:

•	fluctuations in exchange rates may affect the demand for products and services the Company provides in foreign markets

•	adverse changes in local economic conditions could depress the demand for the Company’s products

•	agreements may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system

•	foreign customers may have longer payment cycles

•	foreign countries may impose additional withholding taxes or otherwise tax the Company’s foreign income, impose tariffs, or adopt other restrictions on foreign trade

•	U.S. export licenses may be difficult to obtain

•	the protection of intellectual property in foreign countries may be more difficult than in the United States

•	acts of terrorism or war may have an adverse impact on foreign markets

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

     The Company’s exposure to market risk for a change in interest rates relates primarily to its investment portfolio. As of December 31, 2002, the Company’s short-term investments consisted of available-for-sale securities of $26.3 million. These fixed income marketable securities included corporate bonds, municipal bonds and mutual bond funds, all of which are of high investment grade. These securities are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002, the decline in the fair value of the portfolio would not be material to the Company’s financial position.

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

     In April of 1997, the plaintiff’s insurer, CNA, filed an action with identical causes in the same Nevada State Court. This second action was removed by the Company to U.S. District Court. The action by CNA was dismissed by the District Court on January 19, 2000 as the District Court found CNA did not have standing as the real party of interest. CNA appealed the decision to the Ninth Circuit Court of Appeals. A three-member panel of the Ninth Circuit reversed the dismissal and remanded the case back to Federal District Court on July 30, 2001. The Company appealed this decision and requested a decision from the full panel of the Ninth Circuit. The Ninth Circuit, without issuing an opinion, unanimously voted to deny the Petition for Rehearing in this matter. The action was remanded to the U.S. District Court for further proceedings.

     In December of 2002, the Company’s insurer agreed to globally settle the U.S. District Court action and Nevada District Court action for an amount within the insurance policy ‘s applicable limits.

     In January of 2003, the U.S. District Court granted a Motion for Summary Judgment, which had been filed by the Company in October 2002, and the matter was dismissed. It is believed that CNA will appeal the dismissal.

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

Not Applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

At the Annual Meeting of Stockholders of the Company held on December 12, 2002, the Company’s stockholders:

1. Elected all the nominees to serve on the Company’s Board of Directors for the ensuing year as follows:

			ABSTAIN/BROKER
NAME	FOR	AGAINST/WITHHELD	NON-VOTES

James B. Hawkins	3,236,015	20	416,910
Ernest C. Goggio	3,294,915	20	358,010
George S. Sarlo	3,295,015	20	357,910
Laureen DeBuono	3,294,015	20	358,910

2. Amended the 1994 Stock Option Plan (the “Plan”) to increase by 100,000 shares the number of shares of the Company’s common stock subject to options that may be granted under the Plan. The votes for amending the Plan were as follows:

FOR	AGAINST/WITHHELD	ABSTAIN/BROKER NON-VOTES

2,876,668	639,317	136,960

3. Ratified the selection of KPMG LLP as independent auditors for the Company. The votes for ratifying the selection of KPMG LLP were as follows:

FOR	AGAINST/WITHHELD	ABSTAIN/BROKER NON-VOTES

3,579,075	43,020	30,850

ITEM 5: OTHER INFORMATION:

Not Applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1-Certification of chief executive officer and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.04 — Loan Agreement between Invivo Corporation and Wells Fargo Bank dated January 1, 2003

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO CORPORATION

Date: February 14, 2003	By:	/s/ JOHN F. GLENN Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, James B. Hawkins, President and Chief Executive Officer of Invivo Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Invivo Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003

By:	/s/ JAMES B. HAWKINS James B. Hawkins President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John F. Glenn, Vice President of Finance and Chief Financial Officer of Invivo Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Invivo Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003

By:	/s/ JOHN F. GLENN John F. Glenn Vice President of Finance and Chief Financial Officer