Form 10-Q
period 2003-03-31
INVIVO CORP
filed 2003-05-15
CIK 806168

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

The number of shares outstanding of the issuer’s Common Stock, par value $.01 per share, at May 6, 2003 was 3,869,474 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVIVO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	(UNAUDITED)
	March 31,	June 30,
Assets	2003	2002

Current assets:
Cash and cash equivalents	$712	1,006
Restricted cash	1,359	1,521
Short-term investments	16,424	27,344
Trade receivables, less allowance for doubtful accounts of $444 and $331 as of June 30, 2002	12,245	10,725
Inventories	8,398	6,430
Deferred income taxes	1,300	838
Prepaid expenses and other current assets	468	237

Total current assets	40,906	48,101
Property and equipment, net	5,624	5,476
Intangible assets	7,037	7,037
Other assets	176	144

	$53,743	60,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,211	1,779
Accrued expenses	5,743	6,046
Current portion of long-term debt	113	113
Income taxes payable	933	1,325

Total current liabilities	9,000	9,263
Long-term debt, excluding current portion	1,379	1,464
Deferred income taxes	550	550

Total liabilities	10,929	11,277

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized shares totaling 20,000,000; issued and outstanding shares totaling 3,865,174 as of March 31, 2003 and 4,434,899 as of June 30, 2002	39	44
Additional paid-in capital	17,513	26,702
Retained earnings	25,198	22,720
Accumulated other comprehensive income	64	15

Total stockholders’ equity	42,814	49,481
	$53,743	60,758

See accompanying notes to consolidated financial statements.

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
(in thousands, except per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Sales	$13,015	10,908	36,392	30,727
Cost of goods sold	6,493	5,213	17,872	14,404

Gross profit	6,522	5,695	18,520	16,323

Operating expenses:
Selling, general, and administrative	4,520	4,185	13,078	11,716
Research and experimental	765	763	2,318	2,331

Total operating expenses	5,285	4,948	15,396	14,047

Income from operations	1,237	747	3,124	2,276
Other income (expense):
Interest income	157	38	530	159
Interest expense	(15)	(17)	(47)	(69)
Other, net	20	(33)	49	(33)

Income from continuing operations before income taxes	1,399	735	3,656	2,333
Income tax expense	476	315	1,179	857

Net income from continuing operations	$923	420	2,477	1,476

Discontinued operations:
Income from discontinued operations net of income tax of $99 and $347	—	98	—	511
Loss on disposal of subsidiary, net of income tax benefit of $223		(288)		(288)

Net income	$923	230	2,477	1,699

Basic net income per share data:
Continuing operations	$0.22	0.09	0.56	0.33
Discontinued operations	—	(0.04)	—	0.05

Basic net income per common share	$0.22	0.05	0.56	0.38

Weighted-average common shares outstanding (basic)	4,219,863	4,428,043	4,386,073	4,425,137

Diluted net income per share data:
Continuing operations	0.21	0.09	0.54	0.32
Discontinued operations	—	(0.04)	—	0.05

Diluted net income per common share	$0.21	0.05	0.54	0.37

Weighted-average common shares outstanding (diluted)	4,464,087	4,598,986	4,611,154	4,567,903

See accompanying notes to consolidated financial statements

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)
(UNAUDITED)

	For the Nine Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$2,478	1,699
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operation	—	288
Loss on disposal of fixed assets	2	32
Depreciation and amortization	827	719
Deferred income taxes	(462)	(265)
Changes in operating assets and liabilities:
Trade receivables	(1,492)	1,852
Inventories	(1,896)	347
Prepaid expenses and other current assets	(231)	(337)
Accrued expenses	(303)	419
Accounts payable	432	121
Income taxes payable	(392)	72
Current liabilities of discontinued operations	—	(964)
Current assets of discontinued operations	—	579

Net cash (used in) provided by operating activities	(1,037)	4,562

Cash flows from investing activities:
Sale (purchase) of short-term investments, net	10,941	(2,095)
Restricted cash	162	—
Capital expenditures	(1,049)	(1,460)
Other assets	(32)	—
Net investing activities of discontinued operations	—	116

Net cash provided by (used in) investing activities	10,022	(3,439)

Cash flows from financing activities:
Repurchase of common stock	(9,844)	—
Exercise of stock options	650	68
Payments under long-term debt and capital leases	(85)	(111)

Net cash used in financing activities	(9,279)	(43)

Net (decrease) increase in cash and cash equivalents	(294)	1,080
Cash and cash equivalents at beginning of year	1,006	270

Cash and cash equivalents at end of year	$712	1,350

See accompanying notes to consolidated financial statements.

INVIVO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

     The consolidated balance sheet as of March 31, 2003 and the related consolidated statements of income for the three and nine-month periods ended March 31, 2003 and 2002; and the consolidated statements of cash flows for the nine-month periods ended March 31, 2003 and 2002 of Invivo Corporation (the “Company”) are unaudited. The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of the end of and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s annual consolidated financial statements and notes.

2.	SEGMENT INFORMATION

     The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance. As a result of the sales of Sierra Precision and Lumidor Safety, previously wholly owned subsidiaries of the Company operating in the Company’s industrial instrumentation segment, the Company currently operates in one segment.

3.	DEBT AND BANK BORROWINGS

     The Company renewed its $1,000,000 bank line of credit on January 1, 2003. The Company’s revolving bank line of credit is unsecured. At March 31, 2003, $1,000,000 was available under the line of credit.

4.	COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
(in thousands)	MARCH 31,		MARCH 31,

	2003	2002	2003	2002

Net income	$923	$230	$2,477	$1,699
Change in unrealized gain on short-term investments	(47)	—	22	—
Change in foreign currency translation	13	7	28	(4)

Comprehensive Income	$889	$237	$2,527	$1,695

5.	NET INCOME PER COMMON SHARE

     The following table presents the calculation for basic and diluted net income per common share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 31,		MARCH 31,

	2003	2002	2003	2002

BASIC:
Weighted average common Shares outstanding	4,219,863	4,428,043	4,386,073	4,425,137

Net Income	$923	$230	$2,477	$1,699

Basic net income per common share	$0.22	$0.05	$0.56	$0.38

DILUTED:
Weighted average common Shares outstanding (basic)	4,219,863	4,428,043	4,386,073	4,425,137
Dilutive stock options	244,224	170,943	225,081	142,766

Weighted average common Shares outstanding (diluted)	4,464,087	4,598,986	4,611,154	4,567,903

Net Income	$923	$230	$2,477	$1,699

Diluted net income per common share	$0.21	$0.05	$0.54	$0.37

6.	DISCONTINUED OPERATIONS

Sierra Precision

     On May 10, 2002, the Company completed its sale of substantially all of the assets and the transfer of certain liabilities of Sierra Precision, a wholly-owned subsidiary of the Company. The final sales price was approximately $4.9 million. Excluded from the transaction were substantially all the liabilities of Sierra Precision. In addition, the Company entered into an agreement to not compete with the business of Sierra Precision for a period of three years. Sierra Precision’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes for the three and nine months ended March 31, 2002. Revenue from the discontinued operations of Sierra Precision for the three and nine months ended March 31, 2002 was $1,552,000 and $4,928,000, respectively. Income, net of income tax, from the discontinued operations of Sierra Precision for the three and nine months ended March 31, 2002 was $26,000 and $218,000, respectively.

Lumidor Safety Corporation

     On May 30, 2002, the Company sold substantially all of the assets and transferred certain liabilities of Lumidor Safety Corporation (“Lumidor”), a wholly-owned subsidiary of the Company. The final sales price was approximately $12 million, of which $1.35 million is being held in escrow for a period of one year to secure indemnification obligations of Lumidor. In addition, the Company entered into an agreement not to compete with the business of Lumidor for a period of five years. Lumidor’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes for the three and nine months ended March 31, 2002. Revenue from the discontinued operations of Lumidor for the three and nine months ended March 31, 2002 was $1,702,000 and $5,411,000, respectively. Income, net of income tax, from the discontinued operations of Lumidor for the three and nine months ended March 31, 2002 was $72,000 and $293,000, respectively.

7.	STOCK-BASED COMPENSATION DISCLOSURE

     The Company has established stock option plans to provide for the granting of stock options to employees (including officers and directors) at prices not less than the fair market value of the Company’s common stock at the date of grant. Options vest ratably over four years and expire in ten years. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.

     The following table illustrates the effect on net income and earnings per share for the interim periods presented if the Company had applied the fair value recognition provisions of FASB Statement No. 123, to stock-based employee compensation. The fair value of options issued under the plans was determined at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility factor of the expected market price of the Company’s stock of 77%; a forfeiture rate of 5%; a weighted-average expected life of options of five years; and a risk-free interest rate of 3.1% and 4.4% for 2003 and 2002, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income, as reported	$923	$230	$2,477	$1,699
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(222)	(234)	(552)	(701)

Pro forma net income	$701	$(4)	$1,925	$998

Earnings per share:
Basic—as reported	$.22	$.05	$.56	$.38

Basic—pro forma	$.17	$.00	$.44	$.23

Diluted—as reported	$.21	$.05	$.54	$.37

Diluted—pro forma	$.16	$.00	$.42	$.22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     On April 3, 2003, the Company purchased all of the capital stock of Medical Data Electronics Inc. (“MDE”), from SensorMedics Corporation under a Stock Purchase Agreement. SensorMedics Corporation is a wholly-owned subsidiary of VIASYS Healthcare Inc., a publicly traded healthcare technology company. MDE is a manufacturer of wireless patient monitoring products. The final purchase price was approximately $9.4 million, of which (i) approximately $472,000 is being held in escrow for a period of 90 days to secure indemnification obligations of MDE with respect to its adjusted working capital and (ii) approximately $944,000 is being held in escrow for a period of one year to secure other indemnification obligations of MDE. The purchase price was arrived at through negotiation between the parties, considering inventory levels and the value of fixed assets, revenues and earnings, and other factors. The Company funded the purchase price from its existing balances of cash and short-term investments.

The Company’s revenues and expenses will increase as a result of the MDE acquisition. The Company is in the early stages of integrating MDE’s operations with its existing manufacturing, sales and marketing, administrative and research and experimental activities and cannot predict with certainty the proportionate impact of incorporating the MDE business.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

     Sales of $13,015,000 for the third quarter ended March 31, 2003 increased 19.3% compared $10,908,000 for the quarter ended March 31, 2002. Sales for the nine months ended March 31, 2003 increased 18.4% to $36,392,000 compared with $30,727,000 for the comparable period last year. The increases were due to continued growth in sales of the Company’s magnetic resonance imaging, or MRI, vital signs monitors along with an increase in sales of general patient monitoring products. The increase in sales of general patient monitoring products was due to sales of three new products, the “M12” bedside monitor introduced in the first quarter of fiscal 2003, the “Centurion 2000” central station monitoring system introduced in the fourth quarter of fiscal 2002 and the “Magnitude AS” anesthesia delivery system for the MRI introduced in the second quarter of fiscal 2003.

Gross Profit

     The gross profit margin decreased for the three months ended March 31, 2003 to 50.1% from 52.2% and decreased to 50.9% from 53.1% for the nine months ended March 31, 2003 in each case as compared to the comparable prior year periods. The decreases in the quarter and for the nine months were primarily attributable to sales of the “Magnitude AS” anesthesia delivery system. The “Magnitude AS” is sold under an exclusive distributor agreement with an original equipment manufacturer, Draeger Medical, Inc. providing for lower gross profit margins than vital signs monitors sold by the Company. The Company’s gross profit margins on the MRI vital signs monitor did not change materially for the three and nine months ended March 31, 2003.

Operating Expenses

     Selling, general and administrative expenses for the three and nine month periods ended March 31, 2003 increased 8.0% or $335,000 and 11.6% or $1,362,000, respectively, from the previous fiscal periods. Selling, general and administrative expenses were 34.7% and 35.9% of sales for the three and nine month periods ended March 31, 2003 compared with 38.4% and 38.1% for the comparable periods in fiscal 2002. The increases in these expenditures for the three and nine months ended March 31, 2003 were primarily due to higher administrative expenses in support of the increase in sales as well as higher insurance costs, increased legal and professional expenses, and an increase in the provision for bad debt. The increase for these periods were also attributable to increased selling expenses primarily as a result of higher wages and commissions on the higher sales volume along with increased promotional activities.

     Research and experimental expenses for the three month period ended March 31, 2003 remained stable at $765,000 or 5.9% of sales as compared to $763,000 or 7.0% of sales for three month period ended March 31, 2002. Research and experimental expenses for the nine month period ended March 31, 2003 decreased slightly to $2,318,000 or 6.4% of sales as compared to $2,331,000 or 7.6% of sales for the comparable period in fiscal 2002. Substantial material expenditures for the development of the next generation vital signs monitors, in the prior fiscal year’s second quarter, accounted for the decrease in the year to date research and experimental spending levels in fiscal 2003. The Company plans to continue its efforts in developing new products and enhancing its existing ones and expects future research and experimental expenditures as a percentage of sales to be in the range of the third quarter of fiscal 2003 levels.

Other Income and Expense

     Interest income was $157,000 for the third quarter of fiscal 2003 as compared to $38,000 for the comparable prior year period. For the first nine months of fiscal 2003 interest income was $530,000 as compared to $159,000 for the comparable prior year period. The increase was due to the larger cash and short-term investment balances in fiscal 2003 as compared to the prior year.

Provision for Income Taxes

     The effective tax rate for the first nine months of fiscal 2003 was 32.2% as compared to 36.7% for the comparable prior year period. The decrease in the effective rate was primarily due to the effect of federal tax-exempt interest income from short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 2003 decreased to $31,906,000 from $38,837,900 at June 30, 2002. This decrease was primarily the result of the Company’s tender offer for 650,000 shares of its common stock at a purchase price of $15.00 per share in February of 2003. The aggregate purchase price including expenses for payment for the shares tendered was approximately $9.9 million, which the Company funded from available cash and short-term investments.

     Net cash used in operating activities was $1,037,000 for the nine months ended March 31, 2003 compared with $4,562,000 provided by operating activities for the nine months ended March 31, 2002. This increase in net cash used in operating activities was largely the result of changes in operating assets and liabilities, particularly accounts receivable, inventories, accrued expenses and income taxes payable.

     Capital expenditures were $1,049,000 for the first nine months of fiscal 2003 compared to $1,460,000 for the respective prior year period. Capital expenditures were primarily related to sales demonstration equipment for the medical business sales force. Cash used in investing activities in the first nine months of fiscal 2003 consisted of primarily of the stock repurchase described above.

     The Company’s acquisition of MDE subsequent to March 31, 2003 required cash payments, including expenses, of approximately $9.4 million and will result in the Company’s retaining cash and short-term investments of approximately $8.0 to $9.0 million. The Company believes that the remaining cash balance, along with its borrowing capacity, will be sufficient to support its working capital and capital expenditure requirements throughout fiscal 2003.

     The Company renewed its $1,000,000 revolving bank line of credit on January 1, 2003. The line of credit is unsecured. At March 31, 2003, $1,000,000 was available under the line of credit.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections” (SFAS 145). SFAS 145 revises the criteria for classifying the extinguishments of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS 145 is effective in fiscal 2003, and is not expected to have a material impact on the Company’s consolidated financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods beginning after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

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

RISK FACTORS

THE COMPANY IS DEPENDENT ON A CONCENTRATED LINE OF PRODUCTS

     The Company’s future financial performance will be dependent on its patient monitor product lines, which include a limited number of products. In the MRI monitoring market, the growth of the market for the Company’s MRI monitors is heavily dependent on the continued acceptance of MRI technology as a diagnostic tool. In the general patient monitoring market, future growth of the Company’s Millennia and M12 monitors is dependent on the Company’s ability to further penetrate an already competitive market. By virtue of its recent acquisition of MDE, the Company acquired additional patient monitor products and therefore continues to be subject to the risk of concentration in this industry.

     In addition, the recent consolidation in the medical care provider market has resulted in a number of very large purchasers of medical devices. These large purchasers typically prefer to establish relationships with medical device manufacturers that have broad and diverse product lines.

     The failure of the Company’s products to continue to gain market acceptance, the market’s transition away from any existing line of products or a continued consolidation of the medical care provider market could have a material adverse effect on the Company’s business and results of operations.

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

THE COMPANY FACES RISKS ASSOCIATED WITH ACQUISITIONS

     The Company acquired all of the capital stock of MDE in April 2003 and may make additional acquisitions in the future. Acquisitions involve numerous risks, including difficulties in the integration of the operations, services, technologies, products and personnel of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, potential loss of key employees and customers of the acquired companies and lack of acceptance by the marketplace of the acquired companies’ products or services. Some of the acquired products or technologies may require significant additional development before they can be marketed and may not generate sufficient revenue to offset expenses associated with the acquisitions. Future acquisitions may also result in dilution to existing stockholders, the use of a substantial portion of the Company’s cash and investment balances, the incurrence of debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant impairment charges or amortization expense. Moreover, the Company may face exposure to litigation and other unanticipated contingent liabilities of the acquired companies. Any of these problems or factors with respect to the acquisition of MDE or any other acquisition completed by the Company could result in a material adverse effect to the Company’s business, financial condition and results of operations.

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

     In December of 2002, the Company’s insurer agreed to globally settle the U.S. District Court action and Nevada District Court action for an amount within the insurance policy ‘s applicable limits, in order to protect the Company from exposure.

     In January of 2003, the U.S. District Court granted a Motion for Summary Judgment, which had been filed by the Company in October 2002, and the matter was dismissed. CNA filed a Motion for Reconsideration and in March of 2003 the motion was denied. In April of 2003, CNA filed a Notice of Appeal with the Ninth Circuit Court of Appeals.

     In November, 1999, four individuals previously employed by the Company’s Invivo Research subsidiary filed a multi-plaintiff lawsuit against the Company in the Middle District Court of Florida alleging violations of the Age Discrimination in Employment Act. Since this filing, three additional individuals have chosen to “opt-in” to this case, one of the individuals has subsequently voluntarily dismissed all claims with prejudice and a second individual has filed a voluntary motion for dismissal from the case. The remaining plaintiffs are claiming entitlement to back pay and front pay in an aggregate amount of approximately $2 million. If they are successful, they would be also be entitled to liquidated (double) damages with respect to back pay, to their attorneys’ fees and costs and to prejudgment interest. The Company believes that Invivo Research has substantial defenses to the plaintiffs’ allegations and intends to defend itself vigorously in this matter. The Company further believes that even if the plaintiffs were successful in pursuit of their claims, that the proper amount of damages would be substantially less than the amount alleged. The trial in this matter is currently set to begin in May of 2003.

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

     The Company’s exposure to market risk for a change in interest rates relates primarily to its investment portfolio. As of March 31, 2003, the Company’s short-term investments consisted of available-for-sale securities of $16.4 million. These fixed income marketable securities included corporate bonds, municipal bonds and mutual bond funds, all of which are of high investment grade. The securities are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003, the decline in the fair value of the portfolio would not be material to the Company’s financial position.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. The Company’s chief executive officer and chief financial officer, based on their evaluation of the effectiveness of its disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company’s disclosure controls and procedures were effective for this purpose.

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

     In December of 2002, the Company’s insurer agreed to globally settle the U.S. District Court action and Nevada District Court action for an amount within the insurance policy ‘s applicable limits, in order to protect the Company from exposure.

     In January of 2003, the U.S. District Court granted a Motion for Summary Judgment, which had been filed by the Company in October 2002, and the matter was dismissed. CNA filed a Motion for Reconsideration and in March of 2003 the motion was denied. In April of 2003, CNA filed a Notice of Appeal with the Ninth Circuit Court of Appeals.

2.) In November, 1999, four individuals previously employed by the Company’s Invivo Research subsidiary filed a multi-plaintiff lawsuit against the Company in the Middle District Court of Florida alleging violations of the Age Discrimination in Employment Act. Since this filing, three additional individuals have chosen to “opt-in” to this case, one of the individuals has subsequently voluntarily dismissed all claims with prejudice and a second individual has filed a voluntary motion for dismissal from the case. The remaining plaintiffs are claiming entitlement to back pay and front pay in an aggregate amount of approximately $2 million. If they are successful, they would be also be entitled to liquidated (double) damages with respect to back pay, to their attorneys’ fees and costs and to prejudgment interest. The Company believes that Invivo Research has substantial defenses to the plaintiffs’ allegations and intends to defend itself vigorously in this matter. The Company further believes that even if the plaintiffs were successful in pursuit of their claims, that the proper amount of damages would be substantially less than the amount alleged. The trial in this matter is currently set to begin in May of 2003.

ITEM 2: CHANGES IN SECURITIES:

               Not Applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

               Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:

               Not Applicable.

ITEM 5: OTHER INFORMATION:

               Not Applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* As contemplated by SEC Release No. 33-8212, this exhibit is furnished with this Quarterly Report on Form 10-Q and is not deemed filed with the Securities and Exchange Commission and is not incorporated by reference in any filing of Invivo Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVIVO CORPORATION

Date: May 15, 2003	By:	/s/ JOHN F. GLENN

Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, James B. Hawkins, President and Chief Executive Officer of Invivo Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Invivo Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003

By:	/s/ JAMES B. HAWKINS

James B. Hawkins President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, John F. Glenn, Vice President of Finance and Chief Financial Officer of Invivo Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Invivo Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003

By:	/s/ JOHN F. GLENN

John F. Glenn Vice President of Finance and Chief Financial Officer