Form 10-K
period 2003-06-30
INVIVO CORP
filed 2003-09-29
CIK 806168

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 2003

OR

☐	[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

Commission file number 0-15963

INVIVO CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization) 4900 HOPYARD RD., SUITE 210,	77-0115161 (I.R.S. Employer Identification No.)
PLEASANTON, CALIFORNIA (Address of principal executive offices)	94588 (Zip Code)

Registrant’s telephone number, including area code: (925) 468-7600

Securities to be registered pursuant to Section 12(b) of the Act:
NONE

Securities to be registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of registrant’s voting Common Stock held by non-affiliates of the registrant as of December 31, 2002 was approximately $56,397,200.

There were 3,917,149 shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of September 19, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year June 30, 2003 are incorporated by reference in Part III.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements regarding Invivo Corporation’s plans, expectations, estimates and beliefs. These forward-looking statements are only predictions and involve risks and uncertainties, including among other things, statements regarding the Company’s anticipated revenue, costs and expenses. Actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances. Factors that could cause actual results, events or circumstances to differ from forward-looking statements made in this report include those set forth in the following “Risk Factors” section. You are also urged to carefully review the risks described in other documents that Invivo Corporation files with or furnishes to the Securities and Exchange Commission from time to time, including quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

ITEM 1. BUSINESS

OVERVIEW

     Invivo Corporation designs, manufactures and markets monitoring systems that measure and display vital signs of patients in medical settings, for use in both magnetic resonance imaging (“MRI”) environments and in general patient monitoring applications. The Company’s systems simultaneously monitor heart function, respiration, heart rate, blood oxygen levels, invasive and non-invasive blood pressure and exhaled carbon dioxide levels. The Company’s Invivo Research, Inc. (“Invivo Research”) subsidiary developed the first multi-parameter vital sign patient monitoring system for use during MRI.

     Invivo Research has established relationships with most of the world’s largest MRI equipment manufacturers. It presently maintains distribution agreements or other original equipment manufacturers, or OEM, vendor relationships with Siemens A.G. Medical Engineering Group (“Siemens Medical”), Philips Medical Systems (“Philips Medical”), Hitachi Medical Corporation (“Hitachi Medical”), and GE Medical Systems (“GE Medical”). GE Medical, Siemens Medical and Philips Medical have approved the use of Invivo Research’s monitors for incorporation into their MRI equipment. Invivo Research is currently working with Philips Medical to develop an integrated MRI compatible patient vital signs monitoring system for use with Philips Medical’s MRI scanner designed for cardiovascular disease diagnosis.

     On April 3, 2003, the Company acquired Medical Data Electronics Inc. (“MDE”), a wholly-owned subsidiary of SensorMedics Corporation and an indirect subsidiary of VIASYS Healthcare Inc., for $9.3 million in cash. MDE is a manufacturer of wireless patient monitoring products. MDE’s results of operations have been included in the Company’s consolidated financial statements since the date of acquisition.

     On May 10, 2002, Invivo Corporation sold substantially all of the assets of Sierra Precision, a wholly-owned subsidiary of the Company, to 3D Instruments, LLC. Sierra Precision is a manufacturer of gauges that monitor and control oxygen flow for safety, industrial and governmental markets. Sierra Precision represented approximately 12% of Invivo Corporation’s consolidated revenues for the first nine months of fiscal year 2002. On May 30, 2002, Invivo Corporation sold substantially all of the assets and transferred certain liabilities of Lumidor Safety Corporation (“Lumidor”), a wholly-owned subsidiary of the Company, to Zellweger Analytics, Inc. Lumidor is a manufacturer of portable and fixed gas detection instrumentation for worker safety. Lumidor Safety represented approximately 13% of Invivo Corporation’s consolidated revenues for the first nine months of fiscal year 2002.

     With the sale of the assets of Sierra Precision and Lumidor, the Company now derives approximately 97% of its total revenue from its medical line of products. In addition, as a result of the sales of these subsidiaries, the Company currently operates in one segment.

     The Company’s headquarters are located at 4900 Hopyard Road, Suite 210, Pleasanton, California 94588 and the Company’s telephone number is (925) 468-7600. The Company’s Website is www.invivocorp.com.

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

     The Company estimates that over 2,300 new MRI units were sold worldwide in calendar year 2002, and believes that the MRI marketplace will continue to grow as new uses for MRI are developed.

     MRI patient monitoring technology enables physicians to track vital signs while the patient is undergoing an MRI procedure. While not every MRI use requires a patient monitor, as uses continue to expand the Company believes patient monitoring during the MRI procedure will continue to become increasingly important. The MRI environment presents unique challenges for patient monitoring. A monitor must not interfere with the MRI in a manner that degrades the image. In addition, the monitor signal must be protected from the MRI’s magnetic field and radio frequencies in order to maintain the accurate performance of the monitor. The Company is aware of only three other companies currently manufacturing MRI patient monitors and believes that Invivo Research is the market leader.

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

     The Company estimates the worldwide market for patient monitoring products that measure multiple vital signs, including MRI and general patient monitoring, was approximately $2.0 billion in calendar year 2002. This market consists of three sectors identified by their environments. The first sector is the portable monitoring market that includes the emergency room, bedsides, catheter laboratories and neo-natal care units of hospitals. The second sector is the inpatient and outpatient operating room market. The final sector includes intensive and critical care units in hospitals.

INDUSTRIAL INSTRUMENTATION

The Company’s industrial instrumentation product line consists of pressure and infrared sensor instrumentation that are utilized in industrial settings. The Company does not expect the industrial instrumentation sector in which it competes to experience growth in the foreseeable future.

PRODUCTS

MRI PATIENT MONITORING

     Through its patented technologies and proprietary shielding techniques, the Company is able to monitor a patient’s vital signs without disrupting the MRI process. The Company’s monitors for use in the MRI environment include:

     OMNI-TRAK 3100. In the late 1980s, Invivo Research pioneered the development of vital signs monitoring during magnetic resonance imaging with the introduction of the Omni-Trak 3100. The Omni-Trak 3100 provides continuous monitoring of key aspects of a patient’s vitality, including electrocardiograph, respiration, heart rate, blood oxygen levels, invasive and non-invasive blood pressure and expired carbon dioxide levels.

     OMNI-TRAK 3150. In April 1998, the Company introduced its next-generation MRI monitor. The Omni-Trak 3150 incorporates all of the features of the Omni-Trak 3100 and is compact, mobile and easy to use. Through state-of-the-art radio transmission, the Omni-Trak 3150 communicates with our Millennia remote display controller, allowing critical data to be viewed by physicians and technicians in both the MRI room and the control room.

     MAGNITUDE. In fiscal 2001, the Company introduced its full featured, high-end MRI monitor. The Magnitude provides Digital Signal Processing (DSP) of the electrocardiogram (“ECG”) signal for enhanced ECG performance and removal of MRI gradient artifact. The Magnitude is battery-operated with a unique design that allows portability and thus does not restrict placement in relation to the MRI system. The Magnitude includes 2.4 GHz wireless communication with a color LCD remote display in the MRI control room and also offers sophisticated parameters such as invasive pressures, end-tidal CO2, and automatic identification and measurement of anesthetic agents.

     MAGNITUDE AS. In fiscal 2003, the Company introduced an anesthesia delivery system designed and engineered to safely operate in the MRI environment. Manufactured and serviced exclusively for the Company by Draeger Medical Inc., the Magnitude AS features integrated electronic ventilation and airway volume, pressure, and oxygen monitoring.

GENERAL PATIENT MONITORING

     BEDSIDE MONITORING

     The Company offers a broad range of general patient monitors for bedside monitoring in a variety of areas such as the operating room, neonatal intensive care units (NICU), emergency room and patient recovery rooms. The Company’s “Millennia” series of bedside monitors offer flexible monitoring for a wide range of patient care environments and acuity levels.

     M12. Introduced in fiscal 2003, the M12 patient monitor is the next generation in the Company’s “Millennia” series of monitors. The M12 offers a large 12-inch color display with comprehensive vital signs monitoring including anesthetic agent identification and measurement.

     M6. In fiscal 2003, the Company introduced the compact M6 patient monitor. The M6 is designed for both transport and bedside monitoring and offers basic parameter monitoring in a monitor weighing less than three pounds with a battery life of five hours.

     ESCORT PRISM. The ESCORT Prism series of monitors are an integral component of the product line acquired by the Company through the acquisition of MDE in April 2003. The ESCORT Prism incorporates clinical information system (“CIS”) connectivity and is optimized for operation on the Company’s AutoNet wireless networking system. The flexible color display bedside monitor can be used in a variety of hospital departments and is available in configured (Prism SE) or modular (Prism) models. The Prism can be used for higher-acuity patient needs and is available in up to eleven simultaneous vital sign parameters.

     CENTRAL STATION MONITORING AND TELEMETRY

     The Company’s central station monitoring and ambulatory telemetry system solutions allow a single nurse to monitor many stationary and/or ambulatory patients simultaneously from a convenient central station.

     CENTURION 2000. The Company’s Centurion 2000 is a PC-based central station monitoring system that combines signals from both wireless and hardwired M12 patient monitors and can be configured to accommodate up to forty patients per system by interconnecting central stations. The Centurion 2000 complies with new Wireless Medical Telemetry Service (“FCC-WMTS”) frequencies established by the Federal Communications Commission.

     ESCORT VISION. The ESCORT Vision central station is capable of providing centralized, real-time patient monitoring, CIS connectivity, alarm surveillance and documentation of up to sixteen telemetry transmitters and/or bedside monitors. The ESCORT Vision central station utilizes MDE’s AutoNet wireless spread spectrum technology communication system. The AutoNet’s wireless architecture utilizes movable nodes and repeaters to ensure optimal exchange of data between the bedside monitor and the central station and complies with FCC-WMTS frequencies.

     ESCORT GUARDIAN. The ESCORT Guardian telemetry unit is a multi-lead ECG and pulse oximetry transmitter with an interactive display. All telemetry data from the Guardian transmitter can also be displayed on both the ESCORT Vision central station and the ESCORT bedside monitors.

     ANGEL TELEMETRY SYSTEM. The Angel telemetry system, which was acquired in the MDE acquisition, consists of a lightweight (2.8 oz.) fully-configured single-patient use 5-lead ECG telemetry transmitter (Angel) and a more traditional /multi-patient use transmitter (Angel-MP). Each Angel and Angel-MP transmitter is a self-contained unit with pre-installed components utilizing auto-configuration technology, thereby reducing administrative costs and downtime associated with traditional telemetry units. The single-patient Angel also eliminates cleaning and risk of cross-contamination. The Angel was commercially released in April 2003 and the Angel-MP was released in May 2003.

     SINGLE PARAMETER MONITORING

     OMEGA 1400. The Omega 1400 is a non-invasive blood pressure monitor that uses digital signal processing for fast and consistent measurements.

     SCOUT. The Scout is a low-cost, hand-held blood oxygen level monitoring unit.

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

SALES AND MARKETING

     The Company sells its patient monitoring products in the United States through a direct sales force. Effective July 2003, MDE’s sales force was integrated into the Invivo Research sales force thereby utilizing one sales force for all monitoring products. The domestic sales force includes 38 salespersons organized into six regions in the United States. Distributors, assisted by the Company’s eight international sales personnel located in Europe and in the Far East, handle sales throughout the rest of the world.

     The Company sells its patient monitoring products primarily to hospitals and, to a lesser degree, to stand-alone imaging centers, outpatient surgery centers and OEM customers. The Company has OEM or worldwide distribution agreements with Siemens Medical, Philips Medical, Hitachi Medical and GE Medical for its MRI monitoring equipment. These relationships facilitate the sale of monitors with the MRI equipment manufactured by these companies. Sales to GE Medical accounted for 10.3% and 13.4% of the Company’s revenues in fiscal 2003 and fiscal 2002, respectively.

     The Company has also established relationships with hospital group purchasing organizations such as HealthTrust, Premier Inc., AmeriNet, Inc., Broadlane, Inc., Novation, LLC, HealthSouth Corporation and MedAssets HSCA, Inc.

     The Company markets its industrial instrumentation products mostly through distributors and its own sales personnel. The Company sells the products primarily to various industrial users.

     Foreign sales represented 20%, 26% and 27% of the Company’s total sales in fiscal 2003, 2002 and 2001. The Company is actively trying to expand its international sales. See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding foreign sales.

     The Company’s backlog of unfilled purchase orders for all its products was approximately $12.1 million as of June 30, 2003. The Company’s backlog of unfilled purchase orders for all its products was approximately $7.9 million as of June 30, 2002 and approximately $11.3 million, including those of its discontinued operations, as of June 30, 2001. Within the next 12 months, the Company expects to ship all of its current backlog. Because of customer changes in delivery schedules and the possible cancellation of orders, backlog as of any particular date may not be representative of the Company’s actual sales for any succeeding fiscal period. Historically, order cancellations have not been significant. The Company’s businesses are not inherently seasonal, although orders and shipments in the first and second fiscal quarters have been historically lower than the third and fourth quarters.

MANUFACTURING AND ASSEMBLY

     Other companies manufacture components and subassemblies to the Company’s specifications. The Company then assembles its products at its facilities in Florida and California. The Invivo Research facility in Florida and the MDE facility in California are ISO 9001 certified. The Company generally obtains the materials and supplies that it uses to produce its products from a wide variety of suppliers. The Company has not experienced any significant shortages. Although certain materials that the Company uses in the manufacture of medical devices are available from only a few suppliers, the Company does not anticipate any significant difficulties in obtaining any of these materials in the foreseeable future.

COMPETITION

     The medical markets in which the Company competes include MRI and general patient monitoring. The Company is aware of three current competitors in the worldwide MRI monitoring market. The Company believes that it is the market leader in the MRI monitoring market. The general patient monitoring market is highly competitive and includes companies that are much larger than the Company with significantly greater financial resources. The Company estimates there are approximately 15 to 20 competitors in the general patient monitoring market.

     In the medical device business, price is an important factor in hospital purchasing patterns as a result of cost containment pressures on the health care industry. To the extent that healthcare reform measures negatively affect the financial condition of hospitals and thereby reduce their capital purchases, the Company expects price to continue to be a very important competitive factor. The Company also competes on the basis of product reliability, quality, technical features, performance and service. The Company’s products are priced competitively with others in the market and the Company is comparable on quality, technical features, performance and service, the other important competitive factors in this market.

     The markets for the Company’s non-medical products are, in general, characterized by a relatively limited number of competitors; however, these markets are highly competitive. The Company estimates there are five to ten competitors in each of these markets. The Company competes on price, product reliability, quality, technical features, performance and service in these markets.

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

RESEARCH AND EXPERIMENTAL

     During fiscal years 2003, 2002, and 2001 the Company’s research and experimental expenses were approximately $3.3 million, $3.0 million, and $2.6 million, respectively. These expenditures are for the development of new vital sign monitoring products and the enhancement of existing ones.

INTELLECTUAL PROPERTY

     The Company’s success and competitive position depends, among other things, on its continued ability to develop new proprietary technology while protecting the Company’s existing intellectual property. As of June 30, 2003, the Company held twelve US patents expiring at different times between 2004 and 2020.

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

EMPLOYEES

     As of June 30, 2003 the Company had 302 employees. The Company is not a party to any collective bargaining agreement and has not experienced a strike or work stoppage. The Company considers its overall relations with its employees to be good.

ITEM 2. PROPERTIES

     The following table sets forth information with respect to the real property owned or leased by the Company which it considers material to its business.

	GENERAL CHARACTER	OWNERSHIP OR DATE OF
LOCATION	AND USE OF THE PROPERTY	EXPIRATION OF LEASE

Pleasanton, California	3,200 square-foot headquarters facility	April 2006

Fremont, California	8,000 square-foot building used as the Company’s manufacturing and distribution facility for its industrial instrumentation products	July 2006

Arleta, California	36,000 square-foot building used as the manufacturing, distribution and administrative facility for the Company’s MDE subsidiary	June 2005

Orlando, Florida	54,000 square-foot building used as the manufacturing, distribution and administrative facility for the Company’s Invivo Research subsidiary	Owned

From time to time, the Company leases smaller facilities as its needs dictate. The Company considers its facilities to be sufficient for its current operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company’s medical device subsidiary, Invivo Research, was one of two third-party defendants named in a lawsuit in June of 1994 by Southern Nevada Surgical Center and Surgex Southern Nevada, Inc. in Nevada State District Court. The underlying action in this matter stemmed from an incident involving a surgical patient undergoing a procedure at the Southern Nevada Surgical Center. The patient suffered a serious permanent brain injury. A lawsuit was filed on behalf of the patient against the surgical center and the anesthesiologist who monitored the patient. The defendants in that action made a substantial settlement to the patient. Southern Nevada Surgical Center (“SNSC”) and Surgex were seeking indemnity and contribution in the aggregate of approximately $14 million from the manufacturer of the anesthetic gas machine and Invivo Research, which manufactured the vital signs monitor used in this procedure. SNSC and Surgex alleged that both the anesthetic gas machine and the vital signs monitor were defective. The Company believes that the vital signs monitor operated properly and was properly designed for its intended function.

     On August 18, 1999, the Nevada District Court granted the Company’s Motion to Dismiss for Failure to Prosecute. The Order granted dismissal of the SNSC and Surgex contribution claims, without prejudice, based upon Nevada law that provides that an action must be brought to trial within five years of the date of the filing of the original action. The dismissal was appealed.

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

     In August of 2003, all parties to the U.S. District Court and Nevada District Court actions reached a global settlement as a result of which the claims against the Company were dismissed with prejudice. The claims against the Company were settled within the

Company’s insurance coverage policy limits and no contribution was made by the Company as a result of the settlement. In addition, the parties are in the process of executing a release in favor of the Company from any past or future claims that may arise out of the matters litigated.

     In November, 1999, four individuals previously employed by the Company’s Invivo Research subsidiary filed a multi-plaintiff lawsuit against the Company in the Middle District Court of Florida alleging violations of the Age Discrimination in Employment Act. Subsequent to the filing, three additional individuals chose to “opt-in” to the case, one of the individuals later voluntarily dismissed all claims with prejudice and a second individual filed a voluntary motion for dismissal from the case. The remaining plaintiffs claimed entitlement to back pay and front pay in an aggregate amount of approximately $2 million. The trial for this matter began in mid-May of 2003. At the conclusion of the trial on May 29, 2003, the jury found for the Company on all counts.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4(A). EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and directors as of June 30, 2003 are listed below, together with brief accounts of their business experience and certain other information.

NAME	AGE	POSITION

James B. Hawkins	47	President, Chief Executive Officer, Secretary and Director
John F. Glenn	42	Vice President, Finance and Chief Financial Officer
Stuart Baumgarten	49	Vice President, Invivo Corporation; President, Invivo Research, Inc.

     James B. Hawkins has been President, Chief Executive Officer and a Director of Invivo Corporation and its predecessor since August 1985. He also has served as Secretary of the Company since July 1986. He earned his undergraduate degree in Business Commerce from Santa Clara University and his MBA from San Francisco State University.

     John F. Glenn was appointed Vice President, Finance and Chief Financial Officer of Invivo Corporation in November 1990. Mr. Glenn earned his undergraduate degree in Business Administration from the University of Nevada and his MBA from the University of Santa Clara.

     Stuart Baumgarten has been President of the Invivo Research subsidiary since November 1998. From March 1996 to November 1998, Mr. Baumgarten served as Vice President of Sales and Marketing for Invivo Research. Prior to joining the Company, Mr. Baumgarten spent approximately 16 years with the patient monitoring division of Datascope Corporation where he held various sales positions culminating as Vice President of Domestic Sales. He earned his degree in Communication Sciences from the Herbert H. Lehman College, City University of New York.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company’s common stock is traded on the Nasdaq National Market under the symbol “SAFE.” The following table describes, for the quarters indicated, the high and low sale prices for a share of the Company’s common stock as reported on the Nasdaq National Market.

	HIGH	LOW

YEAR ENDED JUNE 30, 2003
First Quarter	$15.20	$12.12
Second Quarter	$15.43	$11.45
Third Quarter	$15.25	$13.15
Fourth Quarter	$18.45	$13.48
YEAR ENDED JUNE 30, 2002
First Quarter	$12.08	$8.91
Second Quarter	$13.65	$11.00
Third Quarter	$13.50	$11.64
Fourth Quarter	$15.28	$11.00

     As of June 30, 2003 the Company had 54 stockholders of record of its common stock and approximately 800 beneficial holders.

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

     The Company has not declared cash dividends on its common stock in the two most recent fiscal years.

ITEM 6. SELECTED FINANCIAL DATA

     The operations data set forth below with respect to the fiscal years ended June 30, 2003, 2002 and 2001 and the balance sheet data at June 30, 2003 and 2002 are derived from, and are qualified by, reference to the Company’s audited consolidated financial statements included elsewhere herein and should be read in conjunction with those financial statements and the notes thereto. The operations data set forth below with respect to the fiscal years ended June 30, 2000 and 1999 and the balance sheet data at June 30, 2001, 2000 and 1999 are derived from audited consolidated financial statements not included herein. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	FISCAL YEAR ENDED JUNE 30,

	2003	2002	2001	2000	1999

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales	$53,340	$42,088	$38,054	$36,633	$34,717
Gross profit	27,260	22,095	20,069	19,056	18,545
Operating expenses
Selling, general and administrative	19,291	15,910	15,510	13,560	12,722
Research and experimental	3,337	3,026	2,615	2,288	2,371
Other income (expense)	582	183	747	1,088	(153)
Loss on Sale of G.C. Industries	—	—	(601)	—	—
Income tax expense	1,724	1,133	695	1,314	974
Income from discontinued operations	—	3,416	1,658	1,984	1,492
Net income	$3,490	$5,625	$3,054	$4,967	$3,818
Basic net income per common share	$.82	$1.27	$.69	$1.15	$1.07
Weighted average common shares outstanding (basic)	4,259	4,427	4,403	4,329	3,552
Diluted net income per common share	$.77	$1.23	$.68	$1.10	$1.00
Weighted average common shares outstanding (diluted)	4,504	4,581	4,476	4,497	3,831

			JUNE 30,

	2003	2002	2001	2000	1999

CONSOLIDATED BALANCE SHEET DATA:
Working capital	$26,873	$38,838	$31,380	$26,730	$22,949
Total assets	59,333	60,758	52,011	49,476	44,641
Long-term debt	1,351	1,464	1,647	1,393	1,375
Stockholders’ equity	44,097	49,481	43,709	40,325	35,167

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2003 COMPARED TO YEAR ENDED JUNE 30, 2002

Sales

     Sales for fiscal 2003 increased 26.7% to $53,339,800 compared to sales of $42,088,300 for fiscal 2002. The increase was primarily due to growth in sales of general patient monitoring products along with growth in sales of the Company’s magnetic resonance imaging, or MRI, vital signs monitors and the new “Magnitude AS” anesthesia delivery system for the MRI introduced in the second quarter of fiscal 2003. The increase in sales of general patient monitoring products was primarily due to sales of two new products, the “M12” bedside monitor introduced in the first quarter of fiscal 2003 and the “Centurion 2000” central station monitoring system introduced in the fourth quarter of fiscal 2002. The Company’s sales also increased by approximately $3,670,000 as a result of the acquisition of MDE in April 2003.

Gross Profit

     The gross profit margin for fiscal 2003 decreased to 51.1% from 52.5% in fiscal 2002. The decrease in the gross profit margin was primarily attributable to the increase in sales of the “Magnitude AS” anesthesia delivery system for the MRI and general patient monitoring products, including those of MDE, which have lower gross profit margins than MRI monitors. The “Magnitude AS” is sold under an exclusive distributor agreement with Draeger Medical, Inc. providing for lower gross profit margins than the other vital signs monitors sold by the Company. The Company’s gross profit margin on the MRI vital signs monitor did not change materially for fiscal 2003.

Operating Expenses

     Selling, general and administrative expenses for fiscal 2003 increased 21.2% or $3,380,800 from the previous fiscal period. Selling, general and administrative expenses were 36.2% of sales for fiscal 2003 compared with 37.8% in fiscal 2002. The increase in these expenditures was due to higher administrative expenses in support of the increase in sales as well as higher insurance costs, increased legal and professional expenses, an increase in the provision for bad debt and expenditures on behalf of MDE. The increase for these periods were also attributable to increased selling expenses primarily as a result of higher wages and commissions on the higher sales volume along with increased promotional activities.

     Research and experimental expenses for fiscal 2003 increased 10.3% or $310,500 as compared to fiscal 2002. The increase was primarily attributable to research and development expenses on behalf of MDE. Research and experimental expenses were 6.3% of sales for fiscal 2003 compared to 7.2% in fiscal 2002. The Company plans to continue its efforts in developing new products and enhancing its existing ones and expects research and experimental expenditures as a percentage of sales to be in the 6.5% to 7.0% range in fiscal 2004.

Other Income and Expense

     Interest income was $567,100 for fiscal 2003 as compared to $290,500 for fiscal 2002. The increase was due to the larger cash and short-term investment balances that the Company held throughout most of fiscal 2003 until the use of approximately $9.9 million to finance a repurchase of its common stock in February 2003 and approximately $9.3 million for the purchase of MDE in April 2003.

Provision for Income Taxes

     The effective tax rate for fiscal 2003 was 33.0% as compared to 33.9% for fiscal 2002. The decrease in the effective rate was primarily due to the effect of federal tax-exempt interest income from short-term investments and the benefit of the Extraterritorial Income Exclusion (“EIE”) and other credits.

YEAR ENDED JUNE 30, 2002 COMPARED TO YEAR ENDED JUNE 30, 2001

Sales

     Sales for fiscal 2002 increased 10.6% to $42,088,300 compared to sales of $38,053,600 for fiscal 2001. Sales at the Company’s medical business increased 13.7% for fiscal 2002, and was primarily the result of the continued growth in sales volume of the Company’s MRI vital signs monitor due to increased acceptance and usage of MRI procedures in hospital settings. “Millennia” sales for fiscal 2002 increased slightly as the patient monitoring market continues to experience flat to slow growth. The Company’s industrial instrumentation products experienced a sales decline of $821,100 or 32.2% for fiscal 2002.

Gross Profit

     The gross profit margin remained stable at 52.5% as the gross profit margin at the medical device business remained strong at 54.0% with the continued sales growth in MRI vital signs monitors. The gross profit margin for fiscal 2002 was impacted by the write-off of slow moving and obsolete inventory of approximately $175,000 at the Company’s non-contact infrared thermometer business in the third quarter of fiscal 2002 as that business continued to experience a prolonged sales decline. Throughout fiscal 2002, gross margins of the industrial instrumentation product lines declined due primarily to the impact of the decreased sales relative to fixed cost of sale components.

Operating Expenses

     Selling, general and administrative expenses for fiscal 2002 increased 2.6% or $400,500 from the previous fiscal period. Selling, general and administrative expenses were 37.8% of sales for fiscal 2002 compared with 40.8% for fiscal 2001 as the growth in sales for fiscal 2002 more than offset the increase in selling, general and administrative expenses. The increase in these expenditures in aggregate for fiscal 2002 was primarily due to higher selling expenses on the higher sales volume at the medical device business along with higher facility leasing and depreciation expenses at the industrial instrumentation product line and corporate facilities. These increases offset a decrease in selling expenses on the lower sales volume at the industrial instrumentation business along with the effect of the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001 as a result of which the Company stopped amortizing its goodwill. Amortization of goodwill in fiscal 2001 was $254,400.

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

Discontinued Operations

     On May 10, 2002, the Company completed the sale of Sierra Precision, a wholly-owned subsidiary of the Company, for approximately $4.9 million. On May 30, 2002, the Company sold Lumidor Safety Corporation, a wholly-owned subsidiary of the Company, for approximately $12.0 million. In conjunction with the discontinuance of these operations, the Company recorded a gain on the disposal of the subsidiaries of $3,250,300 (net of income tax of $2,142,800). Revenue from discontinued operations for fiscal 2002 was $12,175,400. Revenue from discontinued operations for fiscal 2001 was $16,225,500. Income from discontinued operations for fiscal 2002 was $3,416,300. Income from discontinued operations for fiscal 2001 was $1,657,700.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 2003 decreased to $26,872,700 from $38,837,900 at June 30, 2002. This decrease was primarily the result of the Company’s tender offer for 650,000 shares of its common stock at a purchase price of $15.00 per share in February of 2003 and the acquisition of MDE in April 2003. The aggregate purchase price including expenses for payment for the shares tendered in the stock repurchase was approximately $9.9 million, which the Company funded from available cash and short-term investments.

     The purchase price for MDE was approximately $9.3 million and was funded from the Company’s existing balances of cash and short-term investments.

     Net cash used in operating activities was $308,500 for fiscal 2003 compared with $5,825,300 and $1,710,600 provided by operating activities for fiscal 2002 and fiscal 2001, respectively. This increase in net cash used in operating activities was largely the result of changes in operating assets and liabilities, particularly accounts receivable, inventories, accrued expenses and deferred income taxes.

     Capital expenditures were $1,562,200 for fiscal 2003 compared to $2,013,200 for fiscal 2002 and $762,300 for fiscal 2001. Capital expenditures in fiscal 2003 were primarily related to sales demonstration equipment for the medical business sales force. Cash used in financing activities for fiscal 2003 consisted primarily of the stock repurchase described above.

     The Company believes that its remaining cash and short-term investments, along with its borrowing capacity, will be sufficient to support its working capital and capital expenditure requirements throughout fiscal 2004.

     The Company renewed its $1,000,000 revolving bank line of credit on January 1, 2003. The line of credit is unsecured. At June 30, 2003, $1,000,000 was available under the line of credit.

     A summary of future minimum lease payments required under noncancelable leases with terms in excess of one year as of June 30, 2003 follows:

Operating leases

Fiscal year ending June 30:
2004	$944,600
2005	956,900
2006	551,500
2007	269,600
2008	250,500
Thereafter	732,100

$3,705,200

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect its reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis the Company evaluates its estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, intangible assets and contingencies and litigation. The estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

     The Company believes that the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its financial statements:

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

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. On an on-going basis, the Company evaluates the collectibility of accounts receivable based on a combination of factors. In circumstances in which it is aware of a specific customer’s inability to meet its financial obligation, it records a specific reserve of the bad debt against amounts due. In addition, the Company also makes judgments and estimates of the collectibility of accounts receivable based on historical bad debt experience, customers’ creditworthiness, current economic trends, recent changes in customer payment trends, and deterioration in the customers’ operating results or financial position. If circumstances change adversely, additional allowances may be required.

Inventory

     Inventories are stated at lower of cost or market with cost determined by the first-in, first-out method. The Company reviews the components of inventory on a regular basis for excess, obsolete and impaired inventory based on estimated future usage and sales. The Company may be required to write-down inventory it is carrying at higher value due to changes in competitive conditions, new product introductions by the Company or its competitors, or rapid changes in customer demand, in which event the Company’s gross margins would be adversely affected.

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

Warranty

     The Company provides for the estimated cost of product warranties at the time the related revenue is recognized. The amount of this provision is determined by using historical experience and estimated future costs associated with the Company’s different products. Should actual product failure rates or estimated costs to repair those product failures differ from the Company’s estimates, revisions to the estimated warranty provision would be required and gross margins would be adversely affected.

Income Taxes

     The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates. The Company’s accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides new rules on asset impairment and a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and require operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS No. 144 was effective in fiscal 2003, and did not have a material impact on the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS 145). SFAS No. 145 revises the criteria for classifying the extinguishments of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 was effective in fiscal 2003, and did not have a material impact on the Company’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 establishes accounting guidelines for the recognition and measurement of a liability for the cost associated with an exit or disposal activity initially at its fair value in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. This standard was effective January 1, 2003 for all exit or disposal activities initiated after that date and did not have a material impact on the Company’s consolidated financial statements.

     In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and requires that they be recorded at fair value. The initial recognition and measurement provisions of FIN No. 45 are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not have any material indirect guarantees of indebtedness of others as of June 30, 2003.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company does not intend to expense stock options; therefore the adoption of this statement will not have any impact on the Company’s consolidated financial position or results of operations. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the disclosure provision of SFAS No. 148 as of December 31, 2002.

     In January 2003, the FASB issued FIN No. 46 Consolidations of Variable Interest Entities. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of FIN No. 46 are effective for fiscal 2003. Since the Company does not have any unconsolidated VIEs, the adoption of FIN No. 46 did not have an impact on its financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have an impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have an impact on its financial position or results of operations.

RISK FACTORS

THE COMPANY IS DEPENDENT ON A CONCENTRATED LINE OF PRODUCTS

     The Company’s future financial performance is dependent on its patient monitor product lines, which include a limited number of products. The growth of the market for the Company’s MRI monitors is heavily dependent on the further acceptance of MRI technology as a diagnostic tool. In the general patient monitoring market, future growth of the Company’s bedside monitors is dependent on the Company’s ability to further penetrate an already competitive market. By virtue of its acquisition of MDE in April 2003, the Company acquired additional patient monitor products and therefore continues to be subject to the risk of concentration in this industry.

     In addition, the recent consolidation in the medical care provider market has resulted in a number of very large purchasers of medical devices. These large purchasers typically prefer to establish relationships with medical device manufacturers that have broad and diverse product lines, and therefore, may seek relationships with companies that are larger than the Company.

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

Fluctuations caused by these and other factors could have a material adverse effect on the Company’s business and results of operations, and correspondingly, on the trading prices of the Company’s common stock.

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

     THE COMPANY FACES RISKS ASSOCIATED WITH ACQUISITIONS

     The Company acquired MDE in April 2003 and may make additional acquisitions in the future. Acquisitions involve numerous risks, including difficulties in the integration of the operations, services, technologies, products and personnel of the acquired companies, diversion of management’s attention from other business concerns, overvaluation of the acquired companies, potential loss of key employees and customers of the acquired companies and lack of acceptance by the marketplace of the acquired companies’ products or services. Some of the acquired products or technologies may require significant additional development before they can be marketed and may not generate sufficient revenue to offset expenses associated with the acquisitions. Future acquisitions may also result in dilution to existing stockholders, the use of a substantial portion of the Company’s cash and investment balances, the incurrence of debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant impairment charges or amortization expense. Moreover, the Company may face exposure to litigation and other unanticipated contingent liabilities of the acquired companies. Any of these problems or factors with respect to the acquisition of MDE or any other acquisition completed by the Company could result in a material adverse effect to the Company’s business, financial condition and results of operations.

     THE COMPANY MAY FROM TIME TO TIME BE SUBJECT TO SIGNIFICANT LITIGATION

     The Company may from time to time be subject to litigation and third party claims. In particular, because the Company does business in the critical healthcare setting, the Company may be subject to significant litigation arising from actual or alleged injuries to patients. Litigation is by its nature costly and may divert management’s attention, either of which could adversely affect the Company’s operating results. In addition, if any current or future litigation is determined adversely, the Company’s operating results and financial condition could be adversely affected.

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

THE COMPANY FACES RISKS OF INTERNATIONAL OPERATIONS

     International sales have accounted for at least 20% of the Company’s sales for each of the past three years and may increase over time. International sales are subject to a number of risks, including the following:

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

     The Company’s exposure to market risk for a change in interest rates relates primarily to its investment portfolio. As of June 30, 2003, the Company’s short-term investments consisted of available-for-sale securities of $8.3 million. These short-term fixed income marketable securities included municipal bonds and mutual bond funds, all of which are of high investment grade. The securities are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2003, the decline in the fair value of the portfolio would not be material to the Company’s financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements:

Page
Number

Independent Auditors’ Report	22
Consolidated Balance Sheets — June 30, 2003 and 2002	23
Consolidated Statements of Income for the Years Ended June 30, 2003, 2002, and 2001	24
Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the Years Ended June 30, 2003, 2002, and 2001	25
Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002, and 2001	26
Notes to Consolidated Financial Statements	27-39

Independent Auditors’ Report

The Board of Directors and Stockholders
Invivo Corporation:

We have audited the accompanying consolidated balance sheets of Invivo Corporation and subsidiaries (the Company) as of June 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Invivo Corporation and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

August 5, 2003
San Francisco, California

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2003 and 2002

Assets	2003	2002

Current assets:
Cash and cash equivalents	$1,274,800	1,005,700
Restricted cash	—	1,520,900
Short-term investments	8,258,400	27,344,400
Trade receivables, less allowance for doubtful accounts of $516,100 as of June 30, 2003 and $330,500 as of June 30, 2002	16,047,600	10,724,600
Inventories	12,016,500	6,430,400
Deferred income taxes	1,913,000	837,800
Prepaid expenses and other current assets	533,900	236,700

Total current assets	40,044,200	48,100,500
Property and equipment, net	6,858,700	5,476,000
Intangible assets	12,222,100	7,037,000
Other assets	208,000	144,200

	$59,333,000	60,757,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,747,100	1,778,300
Accrued expenses	7,208,000	6,045,900
Current portion of long-term debt and capital leases	113,300	113,300
Income taxes payable	1,708,900	1,325,100
Other current liabilities	394,200	—

Total current liabilities	13,171,500	9,262,600
Long-term debt and capital leases, excluding current portion	1,350,600	1,463,900
Deferred income taxes	713,600	550,400

Total liabilities	15,235,700	11,276,900

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized shares totaling 20,000,000; issued and outstanding shares totaling 3,883,549 as of June 30, 2003 and 4,434,899 as of June 30, 2002	38,900	44,300
Additional paid-in capital	17,863,500	26,701,800
Retained earnings	26,210,700	22,720,400
Accumulated other comprehensive income (loss)	(15,800)	14,300

Total stockholders’ equity	44,097,300	49,480,800

	$59,333,000	60,757,700

See accompanying notes to consolidated financial statements.

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001

Sales	$53,339,800	42,088,300	38,053,600
Cost of goods sold	26,080,100	19,993,600	17,984,200

Gross profit	27,259,700	22,094,700	20,069,400

Operating expenses:
Selling, general, and administrative	19,291,000	15,910,200	15,509,700
Research and experimental	3,336,900	3,026,400	2,615,000

Total operating expenses	22,627,900	18,936,600	18,124,700

Income from operations	4,631,800	3,158,100	1,944,700
Other income (expense):
Interest income	567,100	290,500	435,200
Interest expense	(57,200)	(79,800)	(114,700)
Other, net	72,400	(27,500)	426,300
Loss on Sale of G.C. Industries	—	—	(600,500)

Income from continuing operations before income taxes	5,214,100	3,341,300	2,091,000
Income tax expense	1,723,800	1,133,100	694,600

Net income from continuing operations	3,490,300	2,208,200	1,396,400

Discontinued operations:
Income from operations of discontinued subsidiaries net of income tax of $109,400 in 2002 and $923,600 in 2001	—	166,000	1,657,700
Gain on disposal of subsidiaries, net of income tax of $2,142,800 in 2002	—	3,250,300	—

Income from discontinued operations	—	3,416,300	1,657,700

Net income	$3,490,300	5,624,500	3,054,100

Basic net income per share data:
Continuing operations	$0.82	0.50	0.31
Discontinued operations	—	0.77	0.38

Basic net income per common share	$0.82	1.27	0.69

Weighted-average common shares outstanding (basic)	4,259,160	4,427,185	4,402,760

Diluted net income per share data:
Continuing operations	$0.77	0.48	0.31
Discontinued operations	—	0.75	0.37

Diluted net income per common share	$0.77	1.23	0.68

Weighted-average common shares outstanding (diluted)	4,504,134	4,580,653	4,476,014

See accompanying notes to consolidated financial statements

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2001, 2002, 2003

					Accumulated
	Common stock		Additional		other
			paid-in	Retained	comprehensive	Comprehensive
	Shares	Amount	capital	earnings	loss	income

Balances as of June 30, 2000	4,362,999	$43,600	26,257,300	14,041,800	(26,200)	$4,968,500

Exercise of stock options	60,250	600	183,200	—	—
Tax benefit from exercise of options	—	—	141,000	—	—
Net income	—	—	—	3,054,100	—	3,054,100
Unrealized gain on short-term investments	—	—	—	—	26,200	26,200
Foreign currency translation adjustment	—	—	—	—	(13,000)	(13,000)

Balances as of June 30, 2001	4,423,249	$44,200	26,581,500	17,095,900	(13,000)	$3,067,300

Exercise of stock options	11,750	100	81,300	—	—
Tax benefit from exercise of options	—	—	39,000	—	—
Net income	—	—	—	5,624,500	—	5,624,500
Unrealized loss on short-term investments	—	—	—	—	(900)	(900)
Foreign currency translation adjustment	—	—	—	—	28,200	28,200

Balances as of June 30, 2002	4,434,999	$44,300	26,701,800	22,720,400	14,300	$5,651,800

Exercise of stock options	106,050	1,100	906,500	—	—	—
Repurchase of common stock	(650,000)	(6,500)	(9,871,800)	—	—	—
Tax benefit from exercise of options	—	—	127,000	—	—	—
Net income	—	—	—	3,490,300	—	3,490,300
Unrealized loss on short-term investments	—	—	—	—	(26,500)	(26,500)
Foreign currency translation adjustment	—	—	—	—	(3,600)	(3,600)

Balances as of June 30, 2003	3,891,049	$38,900	17,863,500	26,210,700	(15,800)	$3,460,200

See accompanying notes to consolidated financial statements.

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001

Cash flows from operating activities:
Net Income	$3,490,300	5,624,500	3,054,100
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,208,300	962,300	1,064,300
Gain on sale of discontinued operations	—	(3,250,300)	—
Loss on sale of G.C. Industries	—	—	600,500
Write-off of note receivable	—	—	203,600
Loss on disposal of fixed assets	21,700	31,800	—
Deferred income taxes	(912,000)	446,200	491,400
Tax benefit form exercise of stock options	127,000	39,000	141,000
Changes in operating assets and liabilities:
Trade receivables	(3,501,600)	951,100	(194,500)
Inventories	(2,115,900)	383,500	242,300
Prepaid expenses and other current assets	(203,200)	152,500	7,900
Accrued expenses	(916,900)	666,300	515,200
Accounts payable	1,715,800	(196,800)	98,500
Income taxes payable	383,800	(964,600)	(1,200,200)
Other current liabilities	394,200	—	12,000
Current assets of discontinued operation	—	1,499,300	(2,559,800)
Current liabilities of discontinued operations	—	(519,500)	(765,700)

Net cash (used in) provided by continuing operating activities	(308,500)	5,825,300	1,710,600

Cash flows from investing activities:
(Purchase) sale of short-term investments, net	19,059,500	(18,253,100)	(2,247,500)
Purchase of MDE	(9,292,800)	—	—
Restricted cash	1,520,900	(1,520,900)	—
Sale of discontinued operations	—	16,871,300	—
Capital expenditures	(1,562,200)	(2,013,200)	(762,300)
Sale of G.C. Industries	—	—	664,000
Net investing activities of discontinued operations	—	(76,800)	(530,200)
Other assets	(63,800)	46,200	34,400

Net cash provided by (used in) continuing investing activities	9,661,600	(4,946,500)	(2,841,600)

Cash flows from financing activities:
Repurchase of common stock	(9,878,300)	—	—
Exercise of stock options	907,600	81,400	183,800
Bank borrowings, net	—	—	1,541,000
Principal payments under long-term debt and capital leases	(113,300)	(224,600)	(1,286,800)

Net cash (used in) provided by financing activities	(9,084,000)	(143,200)	438,000

Net increase (decrease) in cash and cash equivalents	269,100	735,600	(693,000)
Cash and cash equivalents at beginning of year	1,005,700	270,100	963,100

Cash and cash equivalents at end of year	$1,274,800	1,005,700	270,100

See accompanying notes to consolidated financial statements.

INVIVO CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003 and 2002

(1)	Significant Accounting Policies

(a)	Business

Invivo Corporation and subsidiaries (the Company) is engaged in two businesses: medical devices and industrial instrumentation. The medical device business designs, manufactures, and markets monitoring systems that measure and display vital signs of patients in medical settings. The industrial instrumentation business designs, manufactures, and markets sensor-based instruments primarily for industrial process control applications.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company derives the fair value of its short-term investments based on quoted market prices.

(f)	Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

(g)	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments.

(h)	Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Building	30 years
Equipment	3 to 5 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Shorter of life of lease or 5 years
Automotive	5 years

(i)	Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax assets which are not expected to be realized.

(j)	Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets effective July 1, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Accordingly, the Company did not record any amortization during fiscal 2002 or 2003 related to goodwill. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. The Company completed its transitional impairment testing of goodwill in July 2001, and its annual impairment testing as of June 30, 2003 and 2002 for its reporting units and concluded that no impairment of goodwill exists.

The following table reconciles fiscal 2001’s reported net income to its respective pro forma balance adjusted to exclude the amortization of goodwill, which is not recorded under SFAS No. 142.

	For the Year Ended
	June 30, 2001
		Earnings per Share
	Amount	Basic	Diluted

Net income	$3,054,100	.69	.68
Add back goodwill amortization	254,400	.06	.06

Adjusted net income	$3,308,500	.75	.74

Intangible assets include the cost in excess of amounts otherwise assigned to net assets of businesses acquired (goodwill). Accumulated amortization as of June 30, 2001 was approximately $1,240,000. Amortization expense was approximately $254,400 for 2001. There was no amortization expense recorded during the years ended June 30, 2003 and 2002.

(k)	Revenue Recognition

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

(l)	Net Income per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options.

(m)	Warranties

Product warranties providing for the repair or replacement of defective products are included in the sale price of the Company’s products. The typical warranty period is one year. Warranty obligations are accrued as a current liability for the estimated amount of warranty expense expected in future accounting periods based on historical experience and current information available to the Company.

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

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the plans under the fair-value method. The fair value of options issued under the plans was determined at the date of grant using a Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility factor of the expected market price of the Company’s stock of 78%, 74%, and 68% for the years ended June 30, 2003, 2002 and 2001, respectively; a forfeiture rate of 5%; a weighted-average expected life of options of five years; and risk-free interest rates of 2.96%, 4.44%, and 5.31% for the years ended June 30, 2003, 2002 and 2001, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net income and net income per common share would approximate the following:

		2003	2002	2001

Net income	As reported	$3,490,300	5,624,500	3,054,100
	Pro forma	2,780,100	4,686,400	2,098,200
Basic net income per share	As reported	.82	1.27	.69
	Pro forma	.65	1.06	.48
Diluted net income per share	As reported	.77	1.23	.68
	Pro forma	.62	1.02	.47

(r)	Reclassifications

Certain reclassifications have been made in the prior years’ financial statements to conform to classifications used in the current year. These reclassifications had no effect on reported earnings.

(s)	Use of Estimates

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

(t)	New Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides new rules on asset impairment and a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and require operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. SFAS No. 144 was effective in fiscal 2003, and did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS 145). SFAS No. 145 revises the criteria for classifying the extinguishments of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 was effective in fiscal 2003, and did not have a material impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 establishes accounting guidelines for the recognition and measurement of a liability for the cost associated with an exit or disposal activity initially at its fair value in the period in which the liability is incurred, rather than at the date of a commitment to an exit or disposal plan. This standard was effective January 1, 2003 for all exit or disposal activities initiated after that date and did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company does not intend to expense stock options; therefore the adoption of this statement will not have any impact on the Company’s consolidated financial position or results of operations. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the disclosure provision of SFAS No. 148 as of December 31, 2002.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and requires that they be recorded at fair value. The initial recognition and measurement provisions of FIN No. 45 are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not have any material indirect guarantees of indebtedness of others as of June 30, 2003.

In January 2003, the FASB issued FIN No. 46 Consolidations of Variable Interest Entities. This interpretation requires a company to consolidate variable interest entities (“VIE”) if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possesses specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of FIN No. 46 are effective for fiscal 2003. Since the Company does not have any unconsolidated VIEs, the adoption of FIN No. 46 did not have an impact on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not have an impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have an impact on its financial position or results of operations.

(2)	Acquisition

Medical Data Electronics

On April 3, 2003, the Company purchased all of the capital stock of Medical Data Electronics Inc. (“MDE”), a wholly-owned subsidiary of SensorMedics Corporation under a Stock Purchase Agreement. SensorMedics Corporation is a wholly-owned subsidiary of VIASYS Healthcare Inc., a publicly traded healthcare technology company. MDE is a manufacturer of wireless patient monitoring products. The final purchase price was approximately $9.3 million, of which approximately $944,000 is being held in escrow for a period of one year to secure other indemnification obligations of MDE. The Company funded the purchase price from its existing balances of cash and short-term investments. MDE’s results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table presents the allocation of the acquisition costs, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed, based on their fair values:

Accounts receivable	$1,825,000
Inventories	3,226,000
Other current assets	94,000
Property and equipment	1,294,700
Goodwill	5,185,100

Total assets acquired	11,624,800

Accrued expenses	2,079,000

Accounts payable	253,000

Total liabilities assumed	2,332,000

Net assets acquired	$9,292,800

The following unaudited pro forma consolidated financial information has been prepared as if the acquisition of MDE had taken place at the beginning of fiscal year 2002 and 2003. The pro forma results are not necessarily indicative of the results which would have occurred if the acquisition would have been in effect on the dates indicated, or which may result in the future.

	Year Ended June 30, 2003	Year Ended June 30, 2002
Net Revenues	$62,669,000	62,840,000

Income from operations	3,567,000	6,190,000

Net income	2,733,000	3,885,000

Net income per common share — basic	.64	.88

Net income per common share — diluted	$.61	.85

(3)	Discontinued Operations

(a)	Sierra Precision

On May 10, 2002, the Company completed its sale of substantially all of the assets and the transfer of certain liabilities of Sierra Precision, a wholly-owned subsidiary of the Company, to 3D Instruments, LLC (“3D Instruments”). Sierra Precision is a manufacturer of gauges that monitor and control oxygen flow for safety, industrial and governmental markets. The final sales price was approximately $4.9 million. The Sierra Precision subsidiary is accounted for as a discontinued operation. Accordingly, Sierra Precision’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes. Excluded from the transaction were substantially all the liabilities of Sierra Precision. For fiscal 2002, the Company recorded a loss on the disposal of the business of $608,700 (net of income tax benefit of $401,300). Revenue from the discontinued operations of Sierra Precision for the fiscal years 2001 and 2002 was $7,248,800 and $5,624,400, respectively. Income from the discontinued operations of Sierra Precision for fiscal 2001 and 2002 was $572,000 and $24,700, respectively.

(b)	Lumidor Safety Corporation

On May 30, 2002, the Company sold substantially all of the assets and transferred certain liabilities of Lumidor Safety Corporation (“Lumidor”), a wholly-owned subsidiary of the Company, to Zellweger Analytics, Inc. Lumidor is a manufacturer of portable and fixed gas detection instrumentation for worker safety. The final sales price was approximately $12 million. The Lumidor subsidiary is accounted for as a discontinued operation. Accordingly, Lumidor’s operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of income and cash flows, and related notes. For fiscal 2002, the Company recorded a gain on the disposal of the business at $4,112,000 (net of income tax of $2,291,100). Revenue from the discontinued operations of Lumidor for the fiscal years 2001 and 2002 was $8,976,700 and $6,551,000, respectively. Income from the discontinued operations of Lumidor for fiscal 2001 and 2002 was $1,085,700 and $141,300, respectively.

(3)	Short-Term Investments

Short-term investments consist of the following:

		Unrealized
		gains
	Cost	(losses)	Fair value

As of June 30, 2003:
Mutual bond funds	$8,076,200	(27,400)	8,048,800
Money market funds	209,600	—	209,600

	8,285,800	(27,400)	8,258,400

As of June 30, 2002:
Municipal and corporate bonds	18,076,000	12,600	18,088,600
Mutual bond funds	8,000,200	(13,500)	7,986,700
Money market funds	2,790,000	—	2,790,000

	$28,866,200	(900)	28,865,300

(4)	Inventories

A summary of inventories as of June 30, 2003 and 2002 follows:

	2003	2002

Raw materials	$5,120,900	3,173,700
Work in process	3,302,300	2,080,500
Finished goods	3,593,300	1,176,200

	$12,016,500	6,430,400

(5)	Property and Equipment

A summary of property and equipment as of June 30, 2003 and 2002 follows:

	2003	2002

Land and building	$2,858,800	2,852,700
Equipment	7,575,100	5,501,400
Furniture and fixtures	1,300,700	1,235,900
Leased improvements	415,300	415,300

	12,149,900	10,005,300
Less accumulated depreciation and amortization	(5,291,200)	(4,529,300)

	$6,858,700	5,476,000

(6)	Borrowings

A summary of debt and bank borrowings as of June 30, 2003 and 2002 follows:

	2003	2002

Term loan payable in monthly installments of approximately $9,400, including interest at LIBOR plus 2% (3.12% as of June 30, 2003); secured by land and building	$1,463,900	1,577,200
Less current portion	(113,300)	(113,300)

	$1,350,600	1,463,900

The aggregate maturities of long-term debt as of June 30, 2003 are as follows:

Year ending June 30:
2004	$113,300
2005	113,300
2006	113,300
2007	113,300
2008	113,300
Thereafter	897,400

$1,463,900

During fiscal 2003, the Company renewed its bank line of credit from December 1, 2003 to January 1, 2004. The revolving line of credit requires the Company to maintain a minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth, a minimum working capital balance, and quarterly and annual profitability, and prohibits the Company from paying dividends. As of June 30, 2003, $1,000,000 was available under the line of credit.

(7)	Accrued Expenses

A summary of accrued expenses as of June 30, 2003 and 2002 follows:

	2003	2002

Accrued compensation and benefits	$3,495,100	2,937,800
Other	3,712,900	3,108,100

	$7,208,000	6,045,900

(8)	Lease Commitments

The Company leases certain facilities and equipment under operating leases. The facilities’ leases require the Company to pay certain executory costs such as taxes, insurance, and maintenance. Rent expense related to operating leases was approximately $742,100, $640,000, and $498,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

A summary of future minimum lease payments required under noncancelable leases with terms in excess of one year as of June 30, 2003 follows:

Operating leases

Fiscal year ending June 30:
2004	$944,600
2005	956,900
2006	551,500
2007	269,600
2008	250,500
Thereafter	732,100

$3,705,200

(9)	Other Income and Expense

A summary of other income and expense, net as of June 30, 2003, 2002 and 2001, follows:

	2003	2002	2001

Gain on sale of securities	96,200	—	—
Settlement of lawsuit	—		450,000
Other	(23,800)	(27,500)	(23,700)

	72,400	(27,500)	426,300

(10)	Income Taxes

Total income taxes for the years ended June 30, 2003, 2002, and 2001 were allocated as follows:

	2003	2002	2001

Income from continuing operations	1,723,800	1,133,100	694,600
Discontinued operations	—	2,252,200	923,600

	1,723,800	3,385,300	1,618,200

A summary of the components of income tax expense (benefit) attributable to income from continuing operations for the years ended June 30, 2003, 2002 and 2001 is as follows:

	Current	Deferred	Total

2003:
Federal	$2,227,600	(808,600)	1,419,000
Foreign	22,600	—	22,600
State	385,600	(103,400)	282,200

	$2,635,800	(912,000)	1,723,800

2002:
Federal	$570,100	296,100	866,200
Foreign	3,400	—	3,400
State	231,600	31,900	263,500

	$805,100	328,000	1,133,100

2001:
Federal	$258,100	371,500	629,600
State	50,200	14,800	65,000

	$308,300	386,300	694,600

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Allowances and other accruals	$1,642,900	1,131,400
State taxes	1,400	31,400
Deferred revenue	270,400	—

Gross deferred tax assets	1,914,700	1,162,800

Deferred tax liabilities:
Tax depreciation in excess of book depreciation	(715,300)	(550,400)
Deferred revenue	—	(325,000)

Total deferred tax liabilities	(715,300)	(875,400)

Net deferred tax asset	$1,199,400	287,400

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset, or that the amounts will be recovered from previously paid taxes. Therefore no valuation allowance against deferred tax assets is needed.

Income tax expense attributable to income from continuing operations was $1,723,800, $1,133,100, and $694,600, for the years ended June 30, 2003, 2002, and 2001, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	2003	2002	2001

Federal income tax at statutory rate	$1,772,800	1,136,000	710,900
State income taxes	186,300	173,900	42,900
Utilization of research credits	(31,100)	(78,700)	(136,300)
Benefit of EIE and foreign sales corporation	(123,200)	(141,900)	(92,800)
Nondeductible goodwill	—	—	328,200
Meals and entertainment	75,900	22,200	29,500
Decrease in valuation allowance on capital loss carryforward	—	—	(173,300)
Federal tax exempt interest income	(157,700)	(8,900)
Other	(5,700)	(28,200)	(14,500)
Adjustment of prior year’s taxes	6,500	58,700	—

	$1,723,800	1,133,100	694,600

(11)	Stock Option Plan

The Company has established stock option plans to provide for the granting of stock options to employees (including officers and directors) at prices not less than the fair market value of the Company’s common stock at the date of grant. Options vest ratably over four years and expire in ten years. The Company has reserved 1,120,000 shares of its common stock for issuance under the 1994 plan, respectively. During 2003, the Company granted 111,900 options to purchase shares of common stock.

A summary of stock option activity for the years ended June 30, 2003, 2002 and 2001 follows:

						Weighted
						-average
			Weighted-	Weighted-		exercise price
	Shares		average	average	Options	of options
	Available		exercise	grant date	exercisable	exercisable at
	For Grant	Options	price	fair value	at year end	year end

June 30, 2000	33,050	848,675	6.94		466,575	8.83
Granted	(55,600)	55,600	8.81	5.37
Exercised		(60,250)	3.05
Canceled	32,350	(32,350)	11.25

June 30, 2001	9,800	811,675	10.11		574,150	9.99
Reserved	220,000
Granted	(203,800)	203,800	11.74	7.47
Exercised		(11,750)	6.92
Canceled	6,300	(6,300)	10.81

June 30, 2002	32,300	997,425	10.48		632,975	10.15
Reserved	100,000
Granted	(111,900)	111,900	13.29	8.58
Exercised		(106,050)	8.56
Canceled	10,575	(10,575)	10.77

June 30, 2003	30,975	992,700	11.00		677,244	10.61

		Weighted-		Number
	Number	average	Weighted	exercisable	Weighted-
	outstanding as	remaining	average	as of	average
Range of exercise	of June 30,	contractual	exercise	June 30,	exercise
prices	2003	life	price	2003	price

$7.00 - 9.875	284,075	5.54	$8.88	223,613	$8.73
10.00 - 16.130	708,625	6.29	11.85	453,631	11.54

	992,700	6.07	11.00	677,244	10.61

(12)	Salary Deferral Plan

The Company’s executive officers, together with all other eligible employees, may participate in the Company’s 401(k) Salary Deferral Plan (the Plan). Employees become eligible upon completion of six months of service. Each eligible employee receives a retirement benefit based upon accumulated contributions to the Plan by the employee and the Company plus any earnings on such contributions. The Company contributes an amount equal to 35% of the first 4% of compensation which the employee contributes. The Plan currently provides that participants vest 25% each year over a four-year period. Company contributions to the Plan for the years ended December 31, 2002 and 2001 were $123,400 and $132,500, respectively.

(13)	Legal Proceedings

The Company’s medical device subsidiary, Invivo Research, was one of two third-party defendants named in a lawsuit in June of 1994 by Southern Nevada Surgical Center and Surgex Southern Nevada, Inc. in Nevada State District Court. The underlying action in this matter stemmed from an incident involving a surgical patient undergoing a procedure at the Southern Nevada

Surgical Center. The patient suffered a serious permanent brain injury. A lawsuit was filed on behalf of the patient against the surgical center and the anesthesiologist who monitored the patient. The defendants in that action made a substantial settlement to the patient. Southern Nevada Surgical Center (“SNSC”) and Surgex were seeking indemnity and contribution in the aggregate of approximately $14 million from the manufacturer of the anesthetic gas machine and Invivo Research, which manufactured the vital signs monitor used in this procedure. SNSC and Surgex alleged that both the anesthetic gas machine and the vital signs monitor were defective. The Company believes that the vital signs monitor operated properly and was properly designed for its intended function.

On August 18, 1999, the Nevada District Court granted the Company’s Motion to Dismiss for Failure to Prosecute. The Order granted dismissal of the SNSC and Surgex contribution claims, without prejudice, based upon Nevada law that provides that an action must be brought to trial within five years of the date of the filing of the original action. The dismissal was appealed.

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

In August of 2003, all parties to the U.S. District Court and Nevada District Court actions reached a global settlement as a result of which the claims against the Company were dismissed with prejudice. The claims against the Company were settled within the Company’s insurance coverage policy limits and no contribution was made by the Company as a result of the settlement. In addition, the parties are in the process of executing a release in favor of the Company from any past or future claims that may arise out of the matters litigated.

In November, 1999, four individuals previously employed by the Company’s Invivo Research subsidiary filed a multi-plaintiff lawsuit against the Company in the Middle District Court of Florida alleging violations of the Age Discrimination in Employment Act. Subsequent to the filing, three additional individuals chose to “opt-in” to the case, one of the individuals later voluntarily dismissed all claims with prejudice and a second individual filed a voluntary motion for dismissal from the case. The remaining plaintiffs claimed entitlement to back pay and front pay in an aggregate amount of approximately $2 million. The trial for this matter began in mid-May of 2003. At the conclusion of the trial on May 29, 2003, the jury found for the Company on all counts.

(14)	Major Customers and Credit Risk

In fiscal 2003 and 2002, one customer accounted for greater than 10% of the Company’s revenues and trade accounts receivable. In fiscal 2001, no individual customer accounted for greater than 10% of the Company’s revenues or trade accounts receivable.

The Company has a customer base that is diverse geographically. Customer credit evaluations are performed on an ongoing basis, and collateral is generally not required for trade accounts receivable. Management does not believe the Company has any significant concentration of credit risk as of June 30, 2003.

(15)	Net Income per Common Share

The following table presents the calculation for basic and diluted net income per common share:

	For the fiscal year ended June 30,

	2003	2002	2001

Basic:
Weighed-average common shares outstanding	4,259,160	4,427,185	4,402,760

Net income	$3,490,300	5,624,500	3,054,100

Basic net income per common share	$0.82	1.27	0.69

Diluted:
Weighed-average common shares outstanding (basic)	4,259,160	4,427,185	4,402,760
Dilutive stock options	244,974	153,468	73,254

Weighted-average common shares outstanding (diluted)	4,504,134	4,580,653	4,476,014

Net income	$3,490,300	5,624,500	3,054,100

Diluted net income per common share	$0.77	1.23	0.68

For the years ended June 30, 2003, 2002 and 2001, options to purchase 8,000, 30,500, and 642,350 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share-assuming dilution, because the options exercise prices were greater than the average market price of the common shares.

(16)	Segment Information

As a result of the sales of Sierra Precision and Lumidor in the industrial instrumentation segment, the Company currently operates in one segment.

The Company markets its products in the United States and in foreign countries through its sales personnel and distributors. Export sales account for a portion of the Company’s net revenue and are approximately summarized by geographic area as follows (in thousands):

	Year ended June 30,

	2003	2002	2001

United States	$42,700	31,200	27,900
Export:
Europe	6,000	5,600	5,700
Far East	3,800	3,300	3,100
Other International	800	2,000	1,400

Total net sales	$53,300	42,100	38,100

(17)	Supplemental Cash Flow Information

Noncash investing and financing activities and supplemental cash flow information are summarized as follows:

	Year ended June 30,

	2003	2002	2001

Cash paid for:
Income taxes	2,221,000	1,172,400	2,186,000
Interest	57,200	79,800	114,700

(18)   Selected Quarterly Financial Data (Unaudited)

In thousands, except per share amounts	1ST QTR	2ND QTR	3RD QTR	4TH QTR

FISCAL YEAR 2003
Sales	$11,051	12,326	13,015	16,948
Gross Profit	5,791	6,207	6,522	8,740
Net Income	683	871	923	1,013
Net Income per common share (basic)	0.15	0.19	0.22	0.26
Net Income per common share (diluted)	0.15	0.19	0.21	0.24
FISCAL YEAR 2002
Sales	$9,573	10,246	10,907	11,362
Gross Profit	5,028	5,600	5,692	5,776
Net Income	703	766	230	3,926
Net Income per common share (basic)	0.16	0.17	0.05	0.89
Net Income per common share (diluted)	0.16	0.17	0.05	0.85

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The Company’s chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by its management, with the participation of the Company’s chief executive officer and chief financial officer, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls. During the fourth quarter of fiscal 2003, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding executive officers is presented under Item 4(A) in this report. Other information required by this item is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	DOCUMENTS TO BE FILED AS PART OF THIS REPORT

     (1)  Financial Statements

     See index to Item 8.

     (2)  Financial Statement Schedules

     The following financial statement schedule (Schedule II — Valuation and Qualifying Accounts) should be read together with our financial statements.

Invivo Corporation and Subsidiaries

Schedule II

Valuation and Qualifying Accounts
Years ended June 30, 2003, 2002 and 2001

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at end
	of Year	Expenses	Deductions (1)	of Year

Allowance for doubtful accounts (1)
Fiscal 2003	330,500	535,500	349,900	516,100
Fiscal 2002	441,000	112,700	223,200	330,500
Fiscal 2001	471,400	205,900	236,300	441,000
Warranty Reserve
Fiscal 2003	420,400	1,398,300	751,100	1,067,600
Fiscal 2002	330,400	489,500	399,500	420,400
Fiscal 2001	310,400	448,100	428,100	330,400

     (1)  Deductions as a result of write-offs

(b)	REPORTS ON FORM 8-K

(1)	Current Report on Form 8-K dated April 17, 2003, as amended by Amendment No. 1 thereto dated June 17, 2003, reporting the Company’s acquisition of Medical Data Electronics, Inc.

(2)	Current Report on Form 8-K dated April 24, 2003 reporting the Company’s third quarter of fiscal 2003 earnings results. This Form 8-K was furnished to, and not filed with, the U.S. Securities and Exchange Commission.

(3)	Current Report on Form 8-K dated August 5, 2003 reporting the Company’s fourth quarter and fiscal 2003 earnings results. This Form 8-K was furnished to, and not filed with, the U.S. Securities and Exchange Commission.

(c)	EXHIBITS

     The following table lists the exhibits filed or furnished as part of this report. In some cases, these exhibits are incorporated into this report by reference to exhibits to the Company’s other reports filed with or furnished to the U.S. Securities and Exchange Commission.

EXHIBIT INDEX

NUMBER	DESCRIPTION OF DOCUMENT

3.01	Restated Certificate of Incorporation of the Registrant and Certificate of Amendment thereto (1)
3.02	Restated By-Laws of the Registrant*
4.01	Form of Common Stock Certificate*
10.01	Indemnity Agreement*
10.02	1994 Stock Option Plan, as amended*
10.03	Stock Option Agreement with Walden Management Corporation Pension Fund and George Sarlo for the Benefit of George S. Sarlo (2)
10.04	First Amendment to Lease between Miramar FlexSpace Ltd. and Invivo Corporation dated June 12, 2000 (3)
10.05	Lease between Sierra Precision and Capellino/Galleano dated June 7, 1999 (4)
10.06	First Amendment to Lease between Sierra Precision and Capellino/Galleano dated July 11, 2000 (5)
10.07	First Amendment to Lease between Principal Mutual Life insurance Company and Invivo Corporation dated October 19, 2000 (6)
10.08	Lease between Arcadia Management Services, Inc. and Invivo Corporation dated November 29, 2000 (7)
10.09	Note and Mortgage Modification Agreement and Notice of Future Advance between Suntrust Bank and Invivo Research, Inc. dated May 30, 2001 (8)
10.10	Asset Purchase Agreement by and among 3D Instruments, LLC, Sierra Precision and Invivo Corporation dated as of April 20, 2002 (9)
10.11	Asset Purchase Agreement by and among Lumidor Safety Corporation, Zellweger Analytics, Inc. and Invivo Corporation dated as of May 30, 2002 (10)
10.12	Loan Agreement between Invivo Corporation and Wells Fargo Bank, dated January 1, 2003 (11)
10.13	Lease between IPERS BREA Golden State Business Parks and Medical Data Electronics, Inc. dated April 2, 2003*
21.01	Subsidiaries of Registrant*
23.01	Consent of KPMG LLP*
31.01	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.02	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.01	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

NUMBER	DESCRIPTION OF DOCUMENT

32.02	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to corresponding Exhibit included with Registrant’s Form 10-Q filed on May 12, 2000. (File No. 0-15963)

(2)	Incorporated by reference to Exhibit No. 10.14 included with Registrant’s Registration Statement on Form S-2 filed on February 10, 1999. (File No. 333-72071)

(3)	Incorporated by reference to Exhibit No. 10.17 included with Registrant’s Form 10-K filed on September 26, 2000. (File No. 0-15963)

(4)	Incorporated by reference to Exhibit No. 10.18 included with Registrant’s Form 10-K filed on September 26, 2000. (File No. 0-15963)

(5)	Incorporated by reference to Exhibit No. 10.19 included with Registrant’s Form 10-K filed on September 26, 2000. (File No. 0-15963)

(6)	Incorporated by reference to Exhibit No. 10.20 included with Registrant’s Form 10-Q filed on May 15, 2001. (File No. 0-15963)

(7)	Incorporated by reference to Exhibit No. 10.21 included with Registrant’s Form 10-Q filed on May 15, 2001. (File No. 0-15963)

(8)	Incorporated by reference to Exhibit No. 10.15 included with Registrant’s Form 10-K filed on September 28, 2001. (File No. 0-15963)

(9)	Incorporated by reference to Exhibit No. 10.22 included with Registrant’s Form 10-Q filed on May 15, 2002. (File No. 0-15963)

(10)	Incorporated by reference to Exhibit No. 2.1 included with Registrant’s Form 8-K furnished on June 14, 2002. (File No. 0-15963)

(11)	Incorporated by reference to Exhibit No. 10.04 included with Registrant’s Form 10-Q filed on February 14, 2003. (File No. 0-15963)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invivo Corporation

/S/ John F. Glenn

John F. Glenn
Vice President, Finance and Chief Financial Officer

September 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/S/ George Sarlo
George Sarlo	Chairman of the Board	September 29, 2003

/S/ James B. Hawkins
James B. Hawkins	President, Chief Executive Officer Secretary and Director (principal executive officer)	September 29, 2003

/S/ John F. Glenn
John F. Glenn	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	September 29, 2003

/S/ Laureen DeBuono
Laureen DeBuono	Director	September 29, 2003

/S/ Ernest Goggio
Ernest Goggio	Director	September 29, 2003