Form 10-K/A
period 2003-06-30
INVIVO CORP
filed 2003-11-12
CIK 806168

FORM 10-K/A

Amendment No. 1

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

WE HAVE AMENDED OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2003 TO REFLECT OUR THREE FOR TWO STOCK SPLIT THAT WAS EFFECTED ON SEPTEMBER 26, 2003. ITEMS 5, 6, 7, AND 8 UNDER PART II HAVE BEEN AMENDED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company’s common stock is traded on the Nasdaq National Market under the symbol “SAFE.” The following table describes, for the quarters indicated, the high and low sale prices for a share of the Company’s common stock as reported on the Nasdaq National Market.

	HIGH	LOW

YEAR ENDED JUNE 30, 2003
First Quarter	$10.13	$8.08
Second Quarter	$10.29	$7.63
Third Quarter	$10.17	$8.77
Fourth Quarter	$12.30	$8.89
YEAR ENDED JUNE 30, 2002
First Quarter	$8.05	$5.94
Second Quarter	$9.10	$7.33
Third Quarter	$9.00	$7.76
Fourth Quarter	$10.19	$7.33

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

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
	FISCAL YEAR ENDED JUNE 30,

	2003	2002	2001	2000	1999

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales	$53,340	$42,088	$38,054	$36,633	$34,717
Gross profit	27,260	22,095	20,069	19,056	18,545
Operating expenses
Selling, general and administrative	19,291	15,910	15,510	13,560	12,722
Research and experimental	3,337	3,026	2,615	2,288	2,371
Other income (expense)	582	183	747	1,088	(153)
Loss on Sale of G.C. Industries	—	—	(601)	—	—
Income tax expense	1,724	1,133	695	1,314	974
Income from discontinued operations	—	3,416	1,658	1,984	1,492
Net income	$3,490	$5,625	$3,054	$4,967	$3,818
Basic net income per common share	$.55	$.85	$.46	$.77	$.71
Weighted average common shares outstanding (basic)	6,389	6,641	6,604	6,494	5,328
Diluted net income per common share	$.51	$.82	$.45	$.73	$.66
Weighted average common shares outstanding (diluted)	6,756	6,871	6,714	6,746	5,747

			JUNE 30,

	2003	2002	2001	2000	1999

CONSOLIDATED BALANCE SHEET DATA:
Working capital	$26,873	$38,838	$31,380	$26,730	$22,949
Total assets	59,333	60,758	52,011	49,476	44,641
Long-term debt	1,351	1,464	1,647	1,393	1,375
Stockholders’ equity	44,097	49,481	43,709	40,325	35,167

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 2003 decreased to $26,872,700 from $38,837,900 at June 30, 2002. This decrease was primarily the result of the Company’s tender offer for 975,000 shares of its common stock at a purchase price of $10.00 per share in February of 2003 and the acquisition of MDE in April 2003. The aggregate purchase price including expenses for payment for the shares tendered in the stock repurchase was approximately $9.9 million, which the Company funded from available cash and short-term investments.

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

KPMG LLP

San Francisco, California
August 5, 2003, except for Note 19,
          which is as of October 27, 2003

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2003 and 2002

Assets	2003	2002

Current assets:
Cash and cash equivalents	$1,274,800	1,005,700
Restricted cash	—	1,520,900
Short-term investments	8,258,400	27,344,400
Trade receivables, less allowance for doubtful accounts of $516,100 as of June 30, 2003 and $330,500 as of June 30, 2002	16,047,600	10,724,600
Inventories	12,016,500	6,430,400
Deferred income taxes	1,913,000	837,800
Prepaid expenses and other current assets	533,900	236,700

Total current assets	40,044,200	48,100,500
Property and equipment, net	6,858,700	5,476,000
Intangible assets	12,222,100	7,037,000
Other assets	208,000	144,200

	$59,333,000	60,757,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,747,100	1,778,300
Accrued expenses	7,208,000	6,045,900
Current portion of long-term debt and capital leases	113,300	113,300
Income taxes payable	1,708,900	1,325,100
Other current liabilities	394,200	—

Total current liabilities	13,171,500	9,262,600
Long-term debt and capital leases, excluding current portion	1,350,600	1,463,900
Deferred income taxes	713,600	550,400

Total liabilities	15,235,700	11,276,900

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; authorized shares totaling 20,000,000; issued and outstanding shares totaling 5,836,574 as of June 30, 2003 and 6,652,499 as of June 30, 2002	58,300	66,500
Additional paid-in capital	17,844,100	26,679,600
Retained earnings	26,210,700	22,720,400
Accumulated other comprehensive income (loss)	(15,800)	14,300

Total stockholders’ equity	44,097,300	49,480,800

	$59,333,000	60,757,700

See accompanying notes to consolidated financial statements.

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended June 30, 2003, 2002 and 2001

	2003	2002	2001

Sales	$53,339,800	42,088,300	38,053,600
Cost of goods sold	26,080,100	19,993,600	17,984,200

Gross profit	27,259,700	22,094,700	20,069,400

Operating expenses:
Selling, general, and administrative	19,291,000	15,910,200	15,509,700
Research and experimental	3,336,900	3,026,400	2,615,000

Total operating expenses	22,627,900	18,936,600	18,124,700

Income from operations	4,631,800	3,158,100	1,944,700
Other income (expense):
Interest income	567,100	290,500	435,200
Interest expense	(57,200)	(79,800)	(114,700)
Other, net	72,400	(27,500)	426,300
Loss on Sale of G.C. Industries	—	—	(600,500)

Income from continuing operations before income taxes	5,214,100	3,341,300	2,091,000
Income tax expense	1,723,800	1,133,100	694,600

Net income from continuing operations	3,490,300	2,208,200	1,396,400

Discontinued operations:
Income from operations of discontinued subsidiaries net of income tax of $109,400 in 2002 and $923,600 in 2001	—	166,000	1,657,700
Gain on disposal of subsidiaries, net of income tax of $2,142,800 in 2002	—	3,250,300	—

Income from discontinued operations	—	3,416,300	1,657,700

Net income	$3,490,300	5,624,500	3,054,100

Basic net income per share data:
Continuing operations	$.55	.33	.21
Discontinued operations	—	.52	.25

Basic net income per common share	$.55	.85	.46

Weighted-average common shares outstanding (basic)	6,388,740	6,640,778	6,604,140

Diluted net income per share data:
Continuing operations	$.51	.32	.21
Discontinued operations	—	.50	.24

Diluted net income per common share	$.51	.82	.45

Weighted-average common shares outstanding (diluted)	6,756,201	6,870,980	6,714,021

See accompanying notes to consolidated financial statements

INVIVO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended June 30, 2001, 2002, 2003

					Accumulated
	Common stock		Additional		other
			paid-in	Retained	comprehensive	Comprehensive
	Shares	Amount	capital	earnings	loss	income

Balances as of June 30, 2000	6,544,499	$65,400	26,235,500	14,041,800	(26,200)	$4,968,500

Exercise of stock options	90,375	900	182,900	—	—
Tax benefit from exercise of options	—	—	141,000	—	—
Net income	—	—	—	3,054,100	—	3,054,100
Unrealized gain on short-term investments	—	—	—	—	26,200	26,200
Foreign currency translation adjustment	—	—	—	—	(13,000)	(13,000)

Balances as of June 30, 2001	6,634,874	$66,300	26,559,400	17,095,900	(13,000)	$3,067,300

Exercise of stock options	17,625	200	81,200	—	—
Tax benefit from exercise of options	—	—	39,000	—	—
Net income	—	—	—	5,624,500	—	5,624,500
Unrealized loss on short-term investments	—	—	—	—	(900)	(900)
Foreign currency translation adjustment	—	—	—	—	28,200	28,200

Balances as of June 30, 2002	6,652,499	$66,500	26,679,600	22,720,400	14,300	$5,651,800

Exercise of stock options	159,075	1,600	906,000	—	—	—
Repurchase of common stock	(975,000)	(9,800)	(9,868,500)	—	—	—
Tax benefit from exercise of options	—	—	127,000	—	—	—
Net income	—	—	—	3,490,300	—	3,490,300
Unrealized loss on short-term investments	—	—	—	—	(26,500)	(26,500)
Foreign currency translation adjustment	—	—	—	—	(3,600)	(3,600)

Balances as of June 30, 2003	5,836,574	$58,300	17,844,100	26,210,700	(15,800)	$3,460,200

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

	For the Year Ended
	June 30, 2001
		Earnings per Share
	Amount	Basic	Diluted

Net income	$3,054,100	.46	.45
Add back goodwill amortization	254,400	.04	.04

Adjusted net income	$3,308,500	.50	.49

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

		2003	2002	2001

Net income	As reported	$3,490,300	5,624,500	3,054,100
	Pro forma	2,780,100	4,686,400	2,098,200
Basic net income per share	As reported	.55	.85	.46
	Pro forma	.43	.71	.32
Diluted net income per share	As reported	.51	.82	.45
	Pro forma	.41	.68	.31

(r)	Reclassifications

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

	Year Ended June 30, 2003	Year Ended June 30, 2002
Net Revenues	$62,669,000	62,840,000

Income from operations	3,567,000	6,190,000

Net income	2,733,000	3,885,000

Net income per common share — basic	.43	.59

Net income per common share — diluted	$.41	.57

(3)	Discontinued Operations

(a)	Sierra Precision

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

(4)	Short-Term Investments

Short-term investments consist of the following:

		Unrealized
		gains
	Cost	(losses)	Fair value

As of June 30, 2003:
Mutual bond funds	$8,076,200	(27,400)	8,048,800
Money market funds	209,600	—	209,600

	8,285,800	(27,400)	8,258,400

As of June 30, 2002:
Municipal and corporate bonds	18,076,000	12,600	18,088,600
Mutual bond funds	8,000,200	(13,500)	7,986,700
Money market funds	2,790,000	—	2,790,000

	$28,866,200	(900)	28,865,300

(5)	Inventories

A summary of inventories as of June 30, 2003 and 2002 follows:

	2003	2002

Raw materials	$5,120,900	3,173,700
Work in process	3,302,300	2,080,500
Finished goods	3,593,300	1,176,200

	$12,016,500	6,430,400

(6)	Property and Equipment

A summary of property and equipment as of June 30, 2003 and 2002 follows:

	2003	2002

Land and building	$2,858,800	2,852,700
Equipment	7,575,100	5,501,400
Furniture and fixtures	1,300,700	1,235,900
Leased improvements	415,300	415,300

	12,149,900	10,005,300
Less accumulated depreciation and amortization	(5,291,200)	(4,529,300)

	$6,858,700	5,476,000

(7)	Borrowings

A summary of debt and bank borrowings as of June 30, 2003 and 2002 follows:

	2003	2002

Term loan payable in monthly installments of approximately $9,400, including interest at LIBOR plus 2% (3.12% as of June 30, 2003); secured by land and building	$1,463,900	1,577,200
Less current portion	(113,300)	(113,300)

	$1,350,600	1,463,900

The aggregate maturities of long-term debt as of June 30, 2003 are as follows:

Year ending June 30:
2004	$113,300
2005	113,300
2006	113,300
2007	113,300
2008	113,300
Thereafter	897,400

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

(8)	Accrued Expenses

A summary of accrued expenses as of June 30, 2003 and 2002 follows:

	2003	2002

Accrued compensation and benefits	$3,495,100	2,937,800
Other	3,712,900	3,108,100

	$7,208,000	6,045,900

(9)	Lease Commitments

The Company leases certain facilities and equipment under operating leases. The facilities’ leases require the Company to pay certain executory costs such as taxes, insurance, and maintenance. Rent expense related to operating leases was approximately $742,100, $640,000, and $498,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

A summary of future minimum lease payments required under noncancelable leases with terms in excess of one year as of June 30, 2003 follows:

Operating leases

Fiscal year ending June 30:
2004	$944,600
2005	956,900
2006	551,500
2007	269,600
2008	250,500
Thereafter	732,100

$3,705,200

(10)	Other Income and Expense

A summary of other income and expense, net as of June 30, 2003, 2002 and 2001, follows:

	2003	2002	2001

Gain on sale of securities	96,200	—	—
Settlement of lawsuit	—		450,000
Other	(23,800)	(27,500)	(23,700)

	72,400	(27,500)	426,300

(11)	Income Taxes

Total income taxes for the years ended June 30, 2003, 2002, and 2001 were allocated as follows:

	2003	2002	2001

Income from continuing operations	1,723,800	1,133,100	694,600
Discontinued operations	—	2,252,200	923,600

	1,723,800	3,385,300	1,618,200

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

Income tax expense attributable to income from continuing operations was $1,723,800, $1,133,100, and $694,600, for the years ended June 30, 2003, 2002, and 2001, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations as a result of the following:

	2003	2002	2001

Federal income tax at statutory rate	$1,772,800	1,136,000	710,900
State income taxes	186,300	173,900	42,900
Utilization of research credits	(31,100)	(78,700)	(136,300)
Benefit of EIE and foreign sales corporation	(123,200)	(141,900)	(92,800)
Nondeductible goodwill	—	—	328,200
Meals and entertainment	75,900	22,200	29,500
Decrease in valuation allowance on capital loss carryforward	—	—	(173,300)
Federal tax exempt interest income	(157,700)	(8,900)
Other	(5,700)	(28,200)	(14,500)
Adjustment of prior year’s taxes	6,500	58,700	—

	$1,723,800	1,133,100	694,600

(12)	Stock Option Plan

The Company has established stock option plans to provide for the granting of stock options to employees (including officers and directors) at prices not less than the fair market value of the Company’s common stock at the date of grant. Options vest ratably over four years and expire in ten years. The Company has reserved 1,680,000 shares of its common stock for issuance under the 1994 plan, respectively. During 2003, the Company granted 167,850 options to purchase shares of common stock.

A summary of stock option activity for the years ended June 30, 2003, 2002 and 2001 follows:

						Weighted
						-average
			Weighted-	Weighted-		exercise price
	Shares		average	average	Options	of options
	Available		exercise	grant date	exercisable	exercisable at
	For Grant	Options	price	fair value	at year end	year end

June 30, 2000	49,575	1,273,013	4.63		699,863	5.89
Granted	(83,400)	83,400	5.87	3.58
Exercised		(90,375)	2.03
Canceled	48,525	(48,525)	7.50

June 30, 2001	14,700	1,217,513	6.74		861,225	6.66
Reserved	330,000
Granted	(305,700)	305,700	7.83	4.98
Exercised		(17,625)	4.61
Canceled	9,450	(9,450)	7.21

June 30, 2002	48,450	1,496,138	6.99		949,463	6.77
Reserved	150,000
Granted	(167,850)	167,850	8.87	5.72
Exercised		(159,075)	5.69
Canceled	15,863	15,863	7.18

June 30, 2003	46,463	1,489,050	7.33		1,015,866	7.07

		Weighted-		Number
	Number	average	Weighted	exercisable	Weighted-
	outstanding as	remaining	average	as of	average
Range of exercise	of June 30,	contractual	exercise	June 30,	exercise
prices	2003	life	price	2003	price

$4.67 - 6.58	426,112	5.54	$5.92	335,419	$5.82
6.67 - 10.75	1,062,938	6.29	7.90	680,477	7.69

	1,489,050	6.07	7.33	1,015,866	7.07

(13)	Salary Deferral Plan

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

(14)	Legal Proceedings

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

(15)	Major Customers and Credit Risk

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

(16)	Net Income per Common Share

The following table presents the calculation for basic and diluted net income per common share:

	For the fiscal year ended June 30,

	2003	2002	2001

Basic:
Weighed-average common shares outstanding	6,388,740	6,640,778	6,604,140

Net income	$3,490,300	5,624,500	3,054,100

Basic net income per common share	$.55	.85	.46

Diluted:
Weighed-average common shares outstanding (basic)	6,388,740	6,640,778	6,604,140
Dilutive stock options	367,461	230,202	109,881

Weighted-average common shares outstanding (diluted)	6,756,201	6,870,980	6,714,021

Net income	$3,490,300	5,624,500	3,054,100

Diluted net income per common share	$.51	.82	.45

For the years ended June 30, 2003, 2002 and 2001, options to purchase 8,000, 30,500, and 642,350 shares of common stock, respectively, were outstanding but were not included in the computation of net income per common share-assuming dilution, because the options exercise prices were greater than the average market price of the common shares.

(17)	Segment Information

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

The Company markets its products in the United States and in foreign countries through its sales personnel and distributors. Export sales account for a portion of the Company’s net revenue and are approximately summarized by geographic area as follows (in thousands):

	Year ended June 30,

	2003	2002	2001

United States	$42,700	31,200	27,900
Export:
Europe	6,000	5,600	5,700
Far East	3,800	3,300	3,100
Other International	800	2,000	1,400

Total net sales	$53,300	42,100	38,100

(18)	Supplemental Cash Flow Information

Noncash investing and financing activities and supplemental cash flow information are summarized as follows:

	Year ended June 30,

	2003	2002	2001

Cash paid for:
Income taxes	2,221,000	1,172,400	2,186,000
Interest	57,200	79,800	114,700

(19)	Subsequent Event

In August 2003, our Board of Directors declared a three-for-two stock split effected in the form of a stock dividend to be distributed on or about September 26, 2003, to stockholders of record on September 12, 2003. All share and per share amounts in this report reflect the stock split.

(20)   Selected Quarterly Financial Data (Unaudited)

In thousands, except per share amounts	1ST QTR	2ND QTR	3RD QTR	4TH QTR

FISCAL YEAR 2003
Sales	$11,051	12,326	13,015	16,948
Gross Profit	5,791	6,207	6,522	8,740
Net Income	683	871	923	1,013
Net Income per common share (basic)	.10	.13	.15	.17
Net Income per common share (diluted)	.10	.13	.14	.16
FISCAL YEAR 2002
Sales	$9,573	10,246	10,907	11,362
Gross Profit	5,028	5,600	5,692	5,776
Net Income	703	766	230	3,926
Net Income per common share (basic)	.11	.11	.03	.59
Net Income per common share (diluted)	.11	.11	.03	.59

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invivo Corporation

/S/ John F. Glenn

John F. Glenn
Vice President, Finance and Chief Financial Officer

November 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/S/ George Sarlo
George Sarlo	Chairman of the Board	November 10, 2003

/S/ James B. Hawkins
James B. Hawkins	President, Chief Executive Officer Secretary and Director (principal executive officer)	November 10, 2003

/S/ John F. Glenn
John F. Glenn	Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	November 10, 2003

/S/ Laureen DeBuono
Laureen DeBuono	Director	November 10, 2003

/S/ Ernest Goggio
Ernest Goggio	Director	November 10, 2003